Form 10QSB
period 1998-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 1998-12-15
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)


    Texas                            333-48659                   73-1537206
--------------                ------------------------          -------------
  (state of                   (Commission File Number)          (IRS Employer
incorporation)                                                   I.D. Number)

                           414 East Loop 281, Suite 7
                               Longview, TX 75605
                                  800-522-7841
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                              ---   ---

(The registrant became subject to filing requirements on November 10, 1998.)

         As of December 2, 1998, there were 6,560,840 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes        No X
   ---       ---

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 1998


ASSETS
    Cash - on deposit in trust account                                 $ 750
                                                                       =====

STOCKHOLDER'S EQUITY

    Preferred Stock - Authorized 10,000,000 shares,
        $0.001 par value - none issued

    Common Stock - 40,000,000 shares authorized,
        $0.001 par value, 750,000 shares issued                          750
                                                                       -----

                                                                       $ 750
                                                                       =====


                   The accompanying notes are an integral part
                             of this balance sheet.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)

                             NOTES TO BALANCE SHEET
                               SEPTEMBER 30, 1998


(1)       ORGANIZATION

          Summit Environmental Corporation, Inc. (the Company) was organized in accordance with the Business Corporation Act of the State of Texas on February 24, 1998, for the purpose of merging (the "Merger") with Summit Technologies, Inc. (Summit Technologies), a Texas corporation. The Company has no business operations or significant capital and has no intention of engaging in any active business until it merges with Summit Technologies. Should the Merger not occur, the Company would seek other business opportunities, and if none were found, could be dissolved within 18 months by a vote of the majority of its common stockholders. The Company is a development-stage company organized for the merger described below.

          The sole officer and director of the Company is a shareholder, president and director of SuperCorp Inc., the Company's parent.

          Stock of the Company is owned by SuperCorp Inc. and will be distributed to its shareholders upon the effectiveness of the registration statements to be filed with the Securities and Exchange Commission and a favorable vote of SuperCorp Inc.'s shareholders on the proposed merger. The distributed stock will initially be held in escrow according to an Escrow Agreement dated March 16, 1998, among SuperCorp Inc., the Company, and Bank One Trust Company, NA, Oklahoma City, Oklahoma.

(2)       MERGER AGREEMENT

          The Company agreed on July 14, 1998, to merge with Summit Technologies. Summit Technologies is an operating company in the business of marketing products, under license to it, through television infomercials, radio spots, and a national industrial distribution company. The Company will be the surviving corporation (Survivor), but Summit Technologies will elect all directors and officers of the Survivor. All currently outstanding stock of Summit Technologies in the hands of its shareholders will be cancelled and converted into 5,810,840 shares of common stock of the Company, all authorized but unissued, to be owned by the shareholders of Summit Technologies, when the Merger is effective. The Merger of Summit Technologies and the Company should qualify as a nontaxable reorganization under the tax laws of the United States.

          The Merger is contingent upon the effectiveness of the registration statements, and upon the shareholders of the Company and Summit Technologies approving the proposed Merger. Because the Company is only a corporate shell and not an operating entity, the proposed Merger will be accounted for as if Summit Technologies recapitalized. Additionally, the historical financial statements for the Company prior to the Merger will be those of Summit Technologies. Upon completion of the proposed Merger, the shareholders of Summit Technologies will own 5,810,840 shares of Common Stock of the Company or 88.6% of its voting shares. The fiscal year of the Company will be December 31.

(3)       COMMON STOCK OPTIONS

          The sole director and stockholders approved the 1998 Stock Option Plan of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company will have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan are 500,000. No options have been granted in accordance with this Plan.


ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

          (The information set forth below makes references to other materials. All such materials appear in the Company's Amendment No. 5 to Form SB-2 Registration Statement, Commission File No. 333-48675.)

          The Company was incorporated under the laws of the State of Texas on February 24, 1998. It is a development-stage company, has no business or significant assets, and was organized for the purpose of entering into the Merger proposed herein (see "Terms of the Transaction - Terms of the Merger"). It has no employees; its management will serve without pay until the Merger should become effective.

DESCRIPTION OF BUSINESS AND PROPERTIES.

          Should the Merger be approved and effected, the Company shall be the surviving company, but the Company's management shall not remain as the management of the Company. Control of the Company, through the voting power to elect the entire board of directors and thereby to replace management, shall pass to the present shareholders of Summit Technologies, and Summit Technologies' present management shall become the management of the Company. See "Management Information - Directors, Executive Officers, and Significant Employees."

          It is the intention of Summit Technologies' present management to continue the business of Summit Technologies as the business of the Company (see "Information about Summit Technologies - Description of Business and Properties") after the Merger.

          The Company's present management consists of one person, Albert L. Welsh. Mr. Welsh is a registered representative of Birchtree Financial Services, Inc., a broker-dealer firm with principal offices in Kansas City, Missouri, and branch offices in several cities, including Oklahoma City, Oklahoma, where Mr. Welsh is employed. Mr. Welsh is a director of SuperCorp.

COURSE OF BUSINESS SHOULD THE MERGER NOT OCCUR.

          Should the Merger not be approved and effected, the Company will be without any property or business. The Company's management would seek to acquire, in exchange for stock of the Company, a business or assets that would constitute a business. Should no acquisition that would cause the Company to become a going concern be made within 18 months after the effective date of the Registration Statement of which this Prospectus is a part, Rule 419 of the Securities and Exchange Commission requires that the acquisition effort be abandoned. In such event, the certificates held in escrow would not be delivered to the record owners thereof. The holders of the majority of the issued and outstanding shares of Common Stock will have the voting power to cause a dissolution of the Company, and persons who are today the holders of a majority of these shares have agreed to do so. See "Plan of Distribution - The Escrow Arrangements - Consequences Should the Merger Not Occur." It is contemplated that such a dissolution would have insignificant consequences for the persons receiving the Spinoff Shares. The assets of the Company today consist of $750. Assuming the proposed Merger is not approved by the shareholders of Summit Technologies and that the expenses of future efforts to acquire a business are advanced by the Company's management (as is proposed) or are borrowed from other sources, the Company would have no assets to distribute to its shareholders upon such a dissolution. Each shareholder would receive nothing in the dissolution and would have a capital loss equal to $0.001 a share for each share of the Company received in the Spinoff.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit                             Item
      -------                             ----

        2.1          -   Agreement of Merger of July 14, 1998, between Summit
                         Environmental Corporation, Inc. and Summit
                         Technologies, Inc.**

        3.1          -   Articles of Incorporation of Summit Environmental
                         Corporation, Inc.*

        3.1.1        -   Amendment to Articles of Incorporation of Summit
                         Environmental Corporation, Inc.**

        3.2          -   Bylaws of Summit Environmental Corporation, Inc.*

       10            -   Escrow Agreement among Summit Environmental
                         Corporation, Inc.; SuperCorp Inc.; and Bank One
                         Trust Company, NA, Oklahoma City, Oklahoma.*

       10.1          -   1998 Stock Option Plan adopted by Summit Environmental
                         Corporation, Inc.*

       10.2          -   Representative agreement among certain shareholders of
                         SuperCorp relating to compliance with SEC Rule 419.*

       10.3          -   Limited Exclusive Marketing Bilateral Agreement
                         between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate
                         Stressex and/or Poder 24)*

       10.4          -   Limited Exclusive Marketing Bilateral Agreement
                         among B. Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting
                         Distribution Corporation-USA, d/b/a Moonlighting
                         International, and Summit Technologies, Inc.
                         (FireKare, FirePower 911, Super Cold Fire, and
                         Flame Out)*

       10.5          -   Television Commercial Agreement between American
                         Independent Network ("AIN") and Summit
                         Technologies, Inc.**

       10.6          -   Exclusive Marketing Bilateral Agreement between
                         Moonlighting Distribution Corporation-USA and
                         Summit Technologies, Inc. (Trim-Away)**

       10.7          -   November 2, 1998 Amendment to April 27, 1998
                         Letter of Intent between BioGenesis Enterprises,
                         Inc. and Summit Technologies, Inc., and April 27,
                         1998 Letter of Intent.***

       23.8          -   Consent of Thomas J. Kenan, Esq. to the reference
                         to him as an attorney who has passed upon certain information contained in the Registration Statement.**

       23.16         -   Consent of Garner & Lawrence, LLP, independent
                         auditors of Summit Technologies, Inc.***

       23.17         -   Consent of Hogan & Slovacek, independent auditors
                         of Summit Environmental Corporation, Inc.***

       27.1          -   Financial Data Schedule.**


       *       Previously filed with Form SB-2; incorporated herein.
       ** Previously filed with Amendment No. 1 to Form SB-2; incorporated herein.
       *** Previously filed with Amendment No. 5 to Form SB-2; incorporated herein.

                                   SIGNATURES

          Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  December 15, 1998                  Summit Environmental Corporation, Inc.



                                          By /s/ B. Keith Parker
                                             -----------------------------------
                                             B. Keith Parker, Chief Executive
                                             Officer