Form 10QSB/A
period 1998-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 1998-12-29
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)


     Texas                      333-48659                         73-1537206
-------------------      -----------------------                  ------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X (The registrant became subject to filing requirements on November 10, 1998.)

         As of December 29, 1998, there were 6,366,840 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

(4)       SUBSEQUENT EVENTS

          On December 2, 1998 the proposed merger between the Company and Summit Technologies, Inc. became effective. See Note (2) above. The 500,000 shares of Common Stock of the Company held in escrow at Bank One Trust Company, N.A. were distributed to the SuperCorp shareholders (see Note (1) above), and the 5,810,840 shares of Common Stock of the Company registered for the merger were distributed to the shareholders of Summit Technologies, Inc. Incorporated by reference herein are (1) the pre-merger financial statements of Summit Technologies, Inc. (pages F-5 through F-20 of the Company's Amendment No. 5 to Form SB-2 Registration Statement, Commission File No. 333-48675) and (2) the Pro Forma Statements of Financial Condition and Income, which give effect to the merger (pages 17 through 20 of the same document).


ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

          On December 2, 1998 the Company merged with Summit Technologies, Inc. Incorporated by reference herein are Management's Plan of Operation and Description of Summit Technologies Business which appear, respectively, on pages 27 to 29 and on pages 29 to 37 of the Company's Amendment No. 5 to Form SB-2 Registration Statement, Commission File No. 333-48675.


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

          *         Previously filed with Form SB-2; incorporated herein.
          **        Previously filed with Amendment No. 1 to Form SB-2;
                    incorporated herein.

          *** Previously filed with Amendment No. 5 to Form SB-2; incorporated herein.

(B)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SIGNATURES

          Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  December 29, 1998                  Summit Environmental Corporation, Inc.



                                          By /s/ B. Keith Parker
                                             -----------------------------------
                                             B. Keith Parker, Chief Executive
                                             Officer