Form 10KSB40
period 1998-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 1999-03-31
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-48675

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                 (Name of small business issuer in its charter)

          Texas                                              73-1537206
------------------------                             --------------------------
(state of incorporation)                             (IRS Employer I.D. Number)


                           414 East Loop 281, Suite 7
                               Longview, TX 75605
                      -------------------------------------
                      (Address principal executive offices)

                     Issuer's telephone number: 800-522-7841

Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $185,921.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,026,173, computed by reference to the $2.50 price at which shares of the Company's Common Stock were sold in December 1998.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,406,694 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----

Item 1.  Description of Business ........................................................................             1

         Business Development ...........................................................................             1
         Principal Products .............................................................................             2
         Distribution Methods ...........................................................................             3
         Competition ....................................................................................             4
         Raw Materials and Suppliers ....................................................................             5
         Dependence on Major Customers ..........................................................                     5
         Patents, Trademarks and Licenses ...............................................................             5
         Government Approval of Principal Products ......................................................             6
         Government Regulations .........................................................................             7
         Seasonality ....................................................................................             7
         Research and Development ...............................................................                     8
         Environmental Controls .........................................................................             8
         Year 2000 Computer Problem .....................................................................             8
         Number of Employees ....................................................................                     8

Item 2.  Properties .....................................................................................             8

         Office Facilities ..............................................................................             8

Item 3.  Legal Proceedings ..............................................................................             9

Item 4.  Submission of Matters to a Vote of Security Holders ............................................             9

Item 5.  Market for Common Equity and Related Stockholder
                  Matters ...............................................................................             9

Item 6.  Management's Discussion and Analysis ...........................................................            10

         Overview .......................................................................................            10
         Results of operations ..........................................................................            11
         Sales ..........................................................................................            11
         Gross margin ...................................................................................            11
         Operating expenses .............................................................................            11
         Net income (loss) ..............................................................................            12
         Liquidity and capital resources ................................................................            12
         Outlook ........................................................................................            12

Item 7.  Financial Statements ...........................................................................            13

Item 8.  Changes in and Disagreements with Accountants on
                  Financial Disclosure ..................................................................            26

Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of
                  the Exchange Act ......................................................................            26

Item 10. Executive Compensation .........................................................................            28

Item 11. Security Ownership of Certain Beneficial Owners and
                  Management ............................................................................            28

Item 12. Certain Relationships and Related Transactions .................................................            29

         Parents of the Company .........................................................................            30

Item 13. Exhibits and Reports on Form 8-K ...............................................................            30

Signatures ..............................................................................................            31

ITEM 1. DESCRIPTION OF BUSINESS.

         BUSINESS DEVELOPMENT.

         The Company is affiliated with Moonlighting Distribution Corporation, a closely held Texas corporation ("Moonlighting"). Moonlighting is under the 52.5 percent ownership and control of B. Keith Parker and his spouse, Paula Parker, who are directors and, respectively, the chief executive officer and vice president for shareholder relations of the Company. Moonlighting develops and markets health and well-being products designed to improve the quality of an individual's life and also markets other products.

         In 1993, before the Company was organized, the Parkers and Moonlighting began to assess several products developed by BioGenesis Enterprises, Inc. of Springfield, Virginia ("BioGenesis"). BioGenesis develops and manufactures industrial products that are environmentally safe - generally, products that are biodegradable and nontoxic. By middle 1997, the Parkers and Moonlighting concluded that BioGenesis' products merited commercial exploitation. A trip to the Philippines was planned to determine if a fire suppressant product of BioGenesis could be marketed there through personal contacts the Parkers had there. A license was obtained from BioGenesis to market the fire suppressant. The named licensee was "B. Keith Parker and Moonlighting Distribution Corporation dba Moonlighting International." Moonlighting International was a trade name to be used by Moonlighting for any overseas marketing business.

         The trip to the Philippines resulted in the organization by local businessmen there of Moonlighting International Philippines, a company not affiliated with the Parkers' company, Moonlighting Distribution Corporation ("Moonlighting"). Moonlighting determined that the scope of activities that should be undertaken for the fire suppressant product exceeded the capabilities or business plan of Moonlighting, and a company named Summit Technologies, Inc. (with whom the Company merged on December 2, 1998) was incorporated in August 1997 to organize, finance, and direct the marketing of BioGenesis' fire suppressant product and other products for which marketing licenses could be obtained and for which marketing expenses could be raised.

         After the organization of Summit Technologies, Moonlighting licensed to Summit Technologies the exclusive right to market a product newly developed by Moonlighting and tested for marketing - Stressex(TM) and Poder 24(TM) - and the non-exclusive right to market BioGenesis' fire suppressant product - FirePower 911(TM) and FlameOut(TM) - for which Moonlighting had earlier obtained certain distribution rights. Later, in April 1998 Summit Technologies entered into an agreement with BioGenesis which would enable Summit Technologies to obtain ownership of all patent and other intellectual property rights associated with the fire suppressant upon the payment by November 15, 1998 of $1 million cash and 750,000 shares of Common Stock of Summit Technologies. Then, on November 2, 1998 Summit Technologies and BioGenesis amended their April 1998 agreement as follows:

         o BioGenesis assigned to Summit Technologies the fire suppressant's patent and other intellectual property rights.

         o The remaining $800,000 owed for the purchase is to be paid on an installment basis as follows: $200,000 by February 1, 1999 (which has been paid); $300,000 by April 1, 1999; and $300,000 by August 1, 1999.

         o The 750,000 shares of stock were to be, and were, delivered the first business day after the February 1, 1999 payment was made.

         On December 2, 1998, Summit Technologies was merged into the Company.

         PRINCIPAL PRODUCTS. The Company distributes and markets or has initiated activities to distribute and market the following licensed products. All of the products are manufactured by the licensors of the products.

                  FirePower 911(TM) and FlameOut(TM). These products are fire suppressants developed and manufactured by BioGenesis. They were developed by BioGenesis to be a replacement for Halon 1211. Halon 1211 was a widely used fire suppression and explosion protection agent. It is applied primarily as a wetting agent and was the fire extinguishing agent of choice for many uses, such as most fire extinguishers. Its production was halted in 1994 by the Environmental Protection Agency ("EPA") primarily because Halon 1211 has one of the higher ozone depletion potentials of any compound. Halon 1211 is still approved for certain, limited mission-critical uses (such as ship- and shore-based crash, fire and rescue), but existing installations of Halon 1211 that are not mission critical must switch to an approved, acceptable alternative.

                  In March 1994 the first alternative to Halon 1211 was approved by the EPA - BioGenesis's Surfactant Blend A. This product is marketed under several trade names by companies licensed by BioGenesis. Two of these trade names are FirePower 911(TM) and FlameOut(TM).

                  The EPA has now approved at least eleven other accepted substitutes to Halon 1211. Three of these are water, foam and carbon dioxide. Other than these three, BioGenesis's Surfactant Blend A is approved for all wetting agent uses and is the only substitute approved for residential use. Some of the substitutes were approved only for a limited time and then must be phased out. Flameout(TM) was certified in May 1997 by Underwriter Laboratories (listing number 7P21).

                  FirePower 911(TM) and FlameOut(TM) contain the same Surfactant Blend A formula. FlameOut(TM) is marketed at three percent strength for use in fire extinguishers to fight, generally, Class A fires (wood, cloth, paper, rubber and plastics) and is marketed at six percent strength for suppression of Class B fires (combustible liquids, gases and greases). Surfactant Blend A is also effective at ten percent strength in suppressing Class D fires (metals) but has not yet been submitted to Underwriters Laboratory for certification for Class D fire suppression.

                  FirePower 911(TM) and FlameOut(TM) suppress and extinguish fire quickly. They reduce toxic smoke by encapsulating poisonous hydrocarbons, reduce heat approximately 70 percent faster than water does, prevent reflash, are safe to store and handle, leave virtually no residue, are biodegradable and otherwise are environmentally safe. They are nontoxic but may irritate the eyes. They store at between 25 degrees and 120 degrees Fahrenheit for prolonged periods.

                  Stressex(TM) and Poder 24(TM).

                  These are the same products. Stressex(TM) is the English-language brand name and Poder 24(TM) is the Spanish-speaking brand name. The product combines six herbs - saw palmetto, sarsaparilla, nettle leaf, damiana, buckthorn and avena sativa - in tablets marketed to women and substitutes Yohimbe for damiana in the capsules marketed to men. The Company markets the product as one that increases energy, alleviates stress and promotes hormonal balance and libido.

                  Trim-Away(TM).

                  This product was recently developed by Moonlighting Distribution Corporation, an affiliate of the Company. Its main ingredient is Chitosan, which is mixed with aloe vera, aminophylline, and other botanical ingredients to make a topical product. Chitosan is a fat absorbent agent. It is non-caloric and indigestible. After absorbing fat - up to ten times its weight - it passes through the body. Aloe vera is a transportation agent, enabling the topically applied Trim-Away(TM) ointment to penetrate the fat reserve beneath the skin. Aminophylline signals the body to release fat reserves for the Chitosan to absorb.

                  Chitosan is made from chitin. The most abundant source of chitin is the shells of shellfish such as crab and shrimp. Chitosan is made by cooking chitin in alkali. Chitosan binds fat to itself and acts like a "fat sponge." Being indigestible and non-absorbable by the human body, it passes through the body carrying with it any fat it has absorbed.

                  The Company will market Trim-Away(TM) on the basis both of testimonials of persons who have used it and of scientific literature that supports the proposition that chitosan binds fat to itself.

                  Moonlighting is developing a Chitosan-based chewable tablet to be marketed as a dietary supplement for weight loss. When developed, the Company will market it.

                  Industrial Chemicals and Cleaners.

                  The Company distributes BioGenesis's industrial chemicals and cleaners. BioGenesis concentrates its activities on developing and then manufacturing, for marketing by other companies, industrial-use products that are environmentally safe. BioGenesis has developed several industrial chemicals and cleaners that the Company proposes to market as soon as funds are available to launch marketing efforts.

         DISTRIBUTION METHODS.

         The Company markets products primarily through the efforts of Keith Parker, its chief executive officer, and of five regional sales directors. A sales director for its sixth region has not yet been selected. It also is preparing to launch sales efforts through infomercials and radio "spots" and through direct advertising. Internationally, it markets products through a network of persons and companies who contract with the Company for distribution rights.

         The Company markets FlameOut(TM) in the Philippines through a joint venture with FlameOut Philippines. Neither the Company nor the Texas-based Moonlighting Distribution Corporation ("Moonlighting") has any ownership interest in FlameOut Philippines, but the Company has a 40 percent net revenue interest in the joint venture.

         FlameOut Philippines is under the direction, ownership, and control of experienced Philippine marketers. It has obtained the approval and endorsement of the Philippine National Bureau of Fire Protection for FlameOut(TM). Surfactant Blend A is shipped, f.o.b. point of U.S. origin, to the Philippines in concentrated form. It is there mixed with water and placed in fire extinguishers.

         The Company is preparing to launch an infomercial campaign to sell FirePower 911(TM) in the U.S.

         Prior to the organization of the Company, Moonlighting commenced marketing Poder 24(TM) through K-MEX, a Spanish-speaking radio station in the Los Angeles area and in Mexico. The Company is preparing a prime-time infomercial campaign through Hispanic Television Network to be aired in 450 markets.

         Sales of FirePower 911(TM) have been made to Home Depot for it to test market this product in its Northeast U.S. Region.

         FirePower 911(TM) has been accepted by Wal-Mart Corporation as a product for sale in Wal-Mart stores. Initial orders have been received by the Company to deliver the product to Wal-Mart stores in Florida, Georgia and Mississippi.

         COMPETITION.

         BioGenesis has granted to other companies distribution rights of its Surfactant Blend A fire suppressant for various parts of the world and under two other trade names. The Company will potentially be in competition with these companies. To the extent that any of these companies fails to meet periodic sales requirements, the Company will acquire from BioGenesis the expired licenses. However, effective November 2, 1998 the Company acquired from BioGenesis all patent and other intellectual property rights associated with the fire suppressant, and the other companies which have licenses to market the fire suppressant are now distributors for the Company. See "- Patents, Trademarks and Licenses."

         The demise of the former fire suppressant of choice, Halon 1211, is a consequence of the 1992 Geneva Peace Conference, which mandated the phaseout of Halon 1211 in all United Nations countries participating in the Conference.

         The Company believes that FirePower 911(TM) and FlameOut(TM) are the finest fire suppressants in existence today.

         In the Spanish-speaking countries in the Western Hemisphere, the Company is in direct competition with Unispan with respect to the Company's Poder 24(TM) product. Unispan is a large and well-capitalized marketing company based in Mexico. Moonlighting contracted with Unispan in 1996 to test market Poder 24(TM) in Mexico through infomercials. Following a successful test (33,000 bottles sold in a seven-week market test), Unispan attempted to duplicate Poder 24(TM) and sells it under a similar brand name. The Company and Moonlighting have served notice on Unispan that the Company will sue Unispan for these activities when the Company can afford such litigation.

         Competition is intense throughout the world in the markets for diet programs and industrial chemicals and cleaners. The Company's Trim-Away(TM) topical fat reducer and BioGenesis' industrial chemicals and cleaners will be in competition with products marketed by large companies with established products with well-known brands. The Company is unable at this time to predict the degree of market acceptance of these products or its ability to successfully compete with the companies already established in these markets.

         RAW MATERIALS AND SUPPLIERS.

         The Company buys from BioGenesis its FirePower 911(TM) and FlameOut(TM) products. By virtue of the Company's purchase agreement for the patent rights for these products, BioGenesis manufactures FlameOut(TM) and FirePower(TM) for the Company at BioGenesis' cost plus ten percent.

         The Company buys its Stressex(TM), Poder 24(TM) and Trim-Away(TM) products from its affiliate, Moonlighting, which developed the products. The products are manufactured for Moonlighting by an unaffiliated company, Summa Laboratories, Inc., of Mineral Wells, Texas, from readily available herbs and natural substances.

         BioGenesis manufactures and supplies its industrial chemicals and cleaners. These products are shipped in concentrated form to Houston, Texas, for bottling by Bishop's Original Products. The Company's arrangement with this bottler allows bottling in any amounts - small or large - for tests in each new market.

         DEPENDENCE ON MAJOR CUSTOMERS.

         The Company's markets are insufficiently developed to determine if it will be dependent on one or a few major customers.

         PATENTS, TRADEMARKS AND LICENSES.

         In mid-1997 Moonlighting and B. Keith Parker obtained a nearly worldwide license from BioGenesis for its fire suppressant products and improvements. See "Description of Summit Technologies' Business - Business Development." The excepted countries were most Arabic countries and the Scandinavian countries. On May 1, 1998, both of these areas, then under exclusive license to other companies, became available due to the existing licensees' failure to meet periodic sales quotas, and Parker and

Moonlighting acquired licenses in these areas pursuant to the terms of their agreement with BioGenesis.

         In October 1997 this license from BioGenesis was assigned to Summit Technologies (which company was merged into the Company on December 2, 1998) in exchange for the payment to Moonlighting of $10,000, the issuance to Moonlighting of 350,000 shares of common stock of Summit Technologies and the obligation to pay to Moonlighting a royalty of $0.50 for each 16- ounce can of FirePower 911(TM) and $0.50 for each gallon of FlameOut(TM). The license was for a four-year initial term, renewable annually for twenty years. The licensing fee was $500,000, (of which amount $200,000 has been paid) and $100,000 on June 1 of each of the next three years. Annual sales quotas were to have been set on November 15, 1998 should Summit Technologies not exercise an option it had to acquire all patents and intellectual property rights associated with the fire suppressant.

         On November 2, 1998 BioGenesis assigned to Summit Technologies (which company was merged into the Company on December 2, 1998) all patents and intellectual property rights associated with the fire suppressant products. See " - Business Development" above. The obligation to pay licensing fees to BioGenesis merged with the acquisition of the patent rights and, accordingly, was extinguished. The obligation to pay the above-described annual royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting.

         Summit Technologies paid $20,000 for a perpetual license from its affiliated company, Moonlighting, for its Stressex(TM), Poder 24(TM) and Trim-Away(TM) products. The license has no sales quota. Product prices are set at the prices Moonlighting was charging unrelated persons when the license was given to Summit Technologies, subject to adjustment only to the extent Moonlighting's manufacturing costs for the products should increase due to increased product ingredient prices.

         The Company has no written license from BioGenesis for its industrial chemical and cleaner products.

         GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS.

         BioGenesis obtained EPA approval in 1994 and Underwriter Laboratories certification in 1997 for FlameOut(TM) (Listing No. 7P21). Moonlighting Philippines has obtained the approval of these products from the Philippine National Bureau of Fire Protection.

         No governmental approval is required in the U.S. or Mexico for the manufacture for sale of Stressex(TM), Poder 24(TM) or Trim-Away(TM). These products are made from herbs and other dietary ingredients that enable the products to be marketed as "dietary supplements" that contain no drugs, antibiotics or biologics that require prior governmental approval.

         BioGenesis has obtained the necessary U.S. Government approvals for its industrial chemical and cleaning products.

         GOVERNMENT REGULATIONS.

         The fire suppressant products the Company distributes are subject to government regulation in most countries of the world. The existence of this regulation is of benefit to the Company, because the BioGenesis fire suppressants are the favored substitute for Halon 1211, the fire suppressant of choice in most of the world before most countries agreed at the 1992 Geneva Peace Conference to phase out its use.

         The Company's Stressex(TM), Poder 24(TM) and Trim-Away(TM) products also are subject to government regulations. Until 1997 the Food, Drug and Cosmetic Act prohibited the use of a health claim or a nutrient content claim in the labeling of dietary supplements unless the Food and Drug Administration (the "FDA") published a regulation authorizing such a claim. The Food and Drug Administration Modernization Act of 1997 ("FDAMA") now allows distributors and manufacturers to use nutrient content claims in the labeling of dietary supplements if such claims are based on current, published, authoritative statements from certain federal scientific bodies, as well as from the National Academy of Sciences. A process is now administered by the FDA by which the scientific basis for such nutrient claims is established. the Company makes no nutrient claims in its labeling of Stressex(TM), Poder 24(TM) or Trim-Away(TM) and, thus, is not subject to obtaining prior government approval in its labeling of these products. It is required to label these products as "dietary supplements" if they are sold as such.

         The FDAMA does not provide a similar regimen for health claims in the labeling of dietary supplements but defers such to a procedure and standard to be established by regulation by the FDA. The FDA has not proposed any such regulations but has announced that it does propose that health claims based on authoritative statements be permitted for dietary supplements. the Company makes no health claims in its labeling of Stressex(TM), Poder 24(TM) or Trim-Away(TM) and, thus, should not be subject to such regulation when the FDA regulations in this regard are adopted.

         The Dietary Supplement Health and Education Act of 1994 ("DSHEA") provides that dietary supplements, without FDA authorization, may carry truthful and not misleading claims about the effect of a dietary supplement on the structure or function of the body for the maintenance of good health and nutrition. Dietary supplements may not carry claims that they can treat, diagnose, cure or prevent a disease. Recently proposed FDA regulations define the criteria for structure or function claims that DSHEA permits and the disease claims that it prohibits. The Company believes that its claims for its dietary supplements clearly fall within permissible limits as well as the proposed regulations and that the adoption of the proposed regulations will have no effect on its sale of Stressex(TM), Poder 24(TM) or Trim-Away(TM) products.

         SEASONALITY.

         There is no known seasonal aspect to the Company' business.

         RESEARCH AND DEVELOPMENT.

         The Company has agreements with two companies that are conducting research and testing to produce new fire-fighting tools and new products.

         Safety Systems Technologies of Escondido, California is currently testing FlameOut(TM) in 2-1/2-, 3-1/2- and 10-gallon fire extinguishers. Safety Systems has filed for permits and has received testing dates to conduct Class A, B, C and D tests for these fire extinguishers.

         International Aero, Inc., the world's largest reconfigurator of commercial aircraft, has several projects underway. One is the development of an FAA-approved fire extinguisher that would replace the fire extinguishers in bathrooms and galleys on-board aircraft that contain Halon 1211. The Halon 1211 fire extinguishers are no longer (as of March 1999) protected for continued use under the classification of Mission Critical.

         Also, a non-toxic, biodegradable turbine cleaner has been developed by International Aero for solar turbines for the scheduled monthly cleaning of some 11,000 turbines worldwide. While there are a couple of cleaners available, International Aero cannot find an acceptable cleaner. The initial tests have been positive. The potential sale is 55,000 gallons of cleaner each month.

         ENVIRONMENTAL CONTROLS.

         The Company is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

         YEAR 2000 COMPUTER PROBLEM.

         The Company has determined that it does not face material costs, problems or uncertainties about the year 2000 computer problem. This problem affects many companies and organizations and stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. The Company is newly organized, presently uses off-the-shelf and easily replaceable software programs, and has yet to devise its own software programs.

         NUMBER OF EMPLOYEES.

         On December 31, 1998, the Company employed six persons full time and no persons part time.

ITEM 2. PROPERTIES.

         The Company owns no plants or real property. It leases space for its offices and for storing inventory.

         OFFICE FACILITIES.

         The Company leases 1,815 square feet of space in Longview, Texas for its offices and for inventory storage at $1,159 a month and 300 square feet of space for additional inventory at $138 a month. Additional space is available for leasing should more storage space be required for inventory. The Company believes all space requirements can be met at its present location for at least the next year.

ITEM 3. LEGAL PROCEEDINGS.

         Neither the Company nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 16, 1998, there was submitted to a vote of the stockholders of the Company a proposal for the Company to merge with Summit Technologies, Inc., a Texas corporation. By unanimous written action, the stockholders approved the proposed merger. Then, on December 2, 1998, at a special meeting of the stockholders of Summit Technologies, Inc., the proposed merger was approved by the stockholders of such company. The votes cast in favor of the merger were 5,364,440 votes, and no votes were cast opposing the merger. The merger became effective on December 2, 1998 by the filing that day of merger documents with the Secretary of State of Texas.

         The terms of the merger were as follows:

         1. Summit Technologies was merged into the Company.

         2. Upon the effectiveness of the Merger, the outstanding shares of common stock of Summit Technologies were exchanged for 5,810,840 shares of Common Stock of the Company.

         3. The business of Summit Technologies is being conducted, since the Merger, by the Company, into which Summit Technologies has merged, but Summit Technologies' management and directors became the management and directors of the Company. See "Management Information."

         4. Prior to the Merger, SuperCorp distributed to its shareholders, on a basis proportionate to their shareholdings in SuperCorp, 500,000 Shares of Common Stock of the Company then held by SuperCorp. Each SuperCorp shareholder received one share of the company for each fourteen shares of SuperCorp held of record on the date of the Prospectus.

         5. The historical financial statements of the Company are those of Summit Technologies.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         A National Association of Securities Dealers market maker has applied to OTC Bulletin Board for authority to commence making a market in the Company's Common Stock. The OTC Bulletin Board has assigned the stock symbol "SEVT" to our Common Stock. As of March ____, 1999, OTC Bulletin Board is still reviewing the market maker's application. The Company believes the market maker's application will be approved soon and that trading will commence the first week of April.

         There are approximately 166 holders of record of the Company's Common Stock.

         The Company has declared no dividends on its Common Stock. There are no restrictions that would or are likely to limit the ability of the Company to pay dividends on its Common Stock, but it has no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business.

         During 1998 the Company sold the following securities that were not registered under the Securities Act of 1933:

         On March 12, 1998, the Registrant issued 500,000 shares of its Common Stock to its then corporate parent, SuperCorp, Inc., an Oklahoma corporation, for a cash consideration of $500, or $0.001 a share, and on March 12, 1998, issued 125,000 shares of its Common Stock to Dave Dischiavo and 125,000 shares of its Common Stock to Marjorie Cole, the spouse of George W. Cole for a cash consideration in each instance of $125, or $0.001 a share.

         Mr. Dischiavo and Mr. Cole may be deemed to be "insiders" or "promoters" in connection with the purchase by each of 125,000 shares of Common Stock of the Company for $125, or $0.001 a share. Each also performed services for the Company and SuperCorp Inc.

         Mr. Dischiavo's and Mr. Cole's services consisted of introducing Summit Technologies to SuperCorp in early 1998 and in advising Summit Technologies of the advantages to it of entering into the agreement of merger with the Company.

         There was no underwriter, and none of the above-described securities were offered to any persons other than the present holders of these securities.

         The securities were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and by Regulation D, Rule 506.

         In December 1998, subsequent to the effectiveness of the merger between the Company and Summit Technologies, Inc., the Company sold 283,854 shares of Common Stock to 36 accredited investors in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 506. No underwriter or broker-dealer was used. The shares were all sold for cash at $2.50 a share. Each of the purchasers was personally known to the Company and its directors prior to the offer made by the Company to sell such securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

         OVERVIEW.

         The Company had no business until it merged on December 2, 1998 with Summit Technologies, Inc. The financial statements included herein (see

"Financial Statements") and the references below to the Company's business operations refer also to Summit Technologies' financial statements and business operations before the merger, to which the Company succeeded upon its merger with Summit Technologies.

         RESULTS OF OPERATIONS.

         The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the period ended December 31, 1998:

         Year ended December 31                    1997          1998
         --------------------------------------------------------------
         Sales                                    100.0%         100.0%
         Cost of sales                             12.7           26.5
                                                  -----         ------
         Gross margin                              87.3           73.5
                                                  -----         ------
         Operating expenses                        22.7          437.8
         Other income and expenses, net             9.8           (6.8)
                                                  -----         ------
                                                   32.5          431.0
         Net income (loss)                         54.8%        (357.5)%
                                                  =====         ======

         SALES.

         Sales for 1998 increased $106,533 or 143% from the prior year, but the prior year was a period of only approximately 4.5 months - from inception on August 14, 1997 until December 31, 1997. Management devoted considerable attention during 1998 to certain organizational matters:

         o        a merger between the Company and Summit Technologies,

         o obtaining full ownership of the patent and other intellectual property rights pertaining to the Company's fire suppressant products,

         o developing the sales and promotional materials relating to the Company's fire suppressant products, and

         o establishing contacts and relations with potential major purchasers of the Company's fire suppressant products, such as Wal-Mart, Home Depot, Lowes, Sears, Price-Costco, Cormark and Kingsford (which is owned by Clorox),

         o developing, negotiating and executing an exclusive marketing agreement with International Aero, Inc., the world's largest reconfigurator of commercial aircraft. The contract gives International Aero d/b/a Firepak, Inc. the worldwide exclusive marketing rights to the aviation industry and the military for the Company's fire suppressant products and U.S. Gulf coast for the petroleum industry to market the cleaners and chemicals of the Company, and

         o perhaps most important, obtaining rating and certification for the sale of FirePower 911(TM) in an aerosol can. This endeavor alone dominated seven months of the Company's time and resources at a nationally recognized testing laboratory
                  - Applied Research Labs in Miami, Florida. This one-of-a-kind product is why all the major retailers are looking at the Company and the FirePower 911(TM) fire extinguisher.

         GROSS MARGIN.

         Gross margin in 1998 decreased to 73.5% of sales from 87.3% of sales in shortened-year 1997. The Company believes the 1998 gross margin is more indicative of what future gross margins will be. Sales in 1997 were made almost entirely to the Philippines under terms more favorable to the Company than it can obtain today. All agreements the Company now enters into where FlameOut(TM) concentrate is sold to a distributor require the distributor to share its revenue with the Company from the sale of the products in which FlameOut(TM) concentrate is resold in a diluted form. Similarly, the International Aero contract gives the Company 15% of the gross sale of all devices, tools or mechanical units in which FlameOut(TM) is introduced.

         OPERATING EXPENSES.

         Operating expenses for 1998 increased by $775,000, or 47 fold, over 1997's operating expenses of $16,870. Again, there were operations for only 4.5 months in 1997. Further, the officers worked in 1997 for aggregate compensation of only $9,000, as compared with $104,240 during

1998. Marketing expenses of $240,535 and travel and entertainment expenses of $47,432 were incurred in 1998, as compared with only $900 spent for these ends in shortened 1997. See "- Sales" above for a list of the organizational matters to which management devoted its attention and the operating expenses of the Company during 1998.

         NET INCOME (LOSS).

         The Company had a net loss of $646,678 during 1998, as compared to net earnings of $40,762 during the 4.5 months of operations during 1997. The year 1998 was a year of organization - both corporate organization, as reflected in the merger between the Company and Summit Technologies, and product and marketing organization, as reflected in the acquisition of all rights related to the Company's fire suppressant products and in the efforts exerted to introduce the fire suppressant products to major purchasers and distributors of these products. These efforts, while properly accounted for as expenses, represent major investments by the Company in the future marketing of its fire suppressant products.

         LIQUIDITY AND CAPITAL RESOURCES.

         The Company had negative cash flow from operations of $1,285,276 in 1998 and negative cash flow from operations of $30,999 in the 4.5 months of operation in 1997. Major contributors to the 1998 negative cash flow from operations were the $646,678 net loss from operations, $100,645 increase in accounts receivable, $384,484 in additions to inventory and $250,000 increase in prepaid royalties.

         The Company had negative cash flow from investing activities of $200,494 in 1998 as compared to only $10,000 in this category in 1997. The major components of 1998's negative cash flow from investing activities were organization costs of $129,291 related to the merger between the Company and Summit Technologies and $50,000 in the acquisition of licenses.

         The Company was able to stay liquid only from the sale of $2,223,735 of its common stock during 1998 and $46,000 during 1997. At the year end of 1998, the Company had $744,704 cash on hand.

         The Company has received indications from several prospective buyers of its fire suppressant products that a considerable market for these products will develop during 1999. See "Outlook" below. The Company believes it will have to raise significant additional capital during 1999 to enable it to inventory sufficient stock to meet the expected demand for its fire suppressant products. The Company is considering all methods of raising this capital, including private sales of common stock and a registered public offering of shares of its common stock. No decision has yet been made in this regard, and no underwriter has been approached or obtained to assist in this matter.

         OUTLOOK.

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         The Company anticipates that its fire suppressant products will dominate the world market for fire suppressants in the near future. Already, major retailers, such as Wal-Mart and Home Depot, are considering not just whether to carry these products in their numerous stores but whether to conduct promotional activities for these products.

         International Aero, Inc., a company that periodically overhauls the interiors of over 67,000 of the large commercial aircraft in the world, is considering replacing all fire extinguishers in the planes it services with extinguishers containing the Company's fire suppressant. The Company will receive income from these replacements not only from the sale of the fire suppressant but from the sale of the fire extinguishers themselves.

         The Company's fire suppressant products have been recognized by the Halon Options Technical Working Conference, a global organization of researchers dedicated to solving the problems associated with the replacement of Halon. This recognition and the Company's presence at this organization's 1999 conference (April 1999) should bring instant global recognition to FlameOut(TM). The unique qualities of FlameOut(TM) brought International Aero to the Company and led to a contract that should be a major source of revenue for the Company.

         The Company has been asked to demonstrate FlameOut(TM) at the opening day of the International Fire World Conference in April 1999 in Houston, Texas.

         International Aero, d/b/a FirePak, has the exclusive marketing rights for FirePower 911(TM) in Australia. The initial order going to Australia for FirePower 911(TM) cans is in excess of $500,000. A similar, but larger, sale is being completed for a distributor of FirePak in Europe. The Company holds the European equivalent of the U.S. rating on FirePower 911(TM), which rating was issued by the Swiss Government.

         The Company's future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the Company to obtain needed additional capital, loss of personnel - particularly chief executive officer B. Keith Parker - as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as the Company's fire suppressant or is able to discover the additives to the Company's fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the Company's fire suppressant products.

ITEM 7. FINANCIAL STATEMENTS.

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Summit Environmental Corporation, Inc.
Longview, Texas


We have audited the accompanying balance sheet of Summit Environmental Corporation, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period August 14, 1997 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Environmental Corporation, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended and for the period August 14, 1997 (date of incorporation) to December 31, 1998, in conformity with generally accepted accounting principles.


LANE GORMAN TRUBITT, L.L.P.


Dallas, Texas
February 10, 1999

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Summit Technologies, Inc. (the predecessor to Summit Environmental Corporation, Inc.)
Longview, Texas


We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of Summit Technologies, Inc. (the predecessor to Summit Environmental Corporation, Inc.) (a development stage company) for the period August 14, 1997 (date of incorporation) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Summit Technologies, Inc. for the period August 14, 1997 (date of incorporation) to December 31, 1997, in conformity with generally accepted accounting principles.


GARNER & LAWRENCE, L.L.P.


Dallas, Texas
January 5, 1998

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 1998




                                           ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                                     $   744,704
  Accounts receivable, less allowance of $30,000                                    143,456
  Inventory                                                                         399,060
  Refundable income taxes                                                             7,252
                                                                                -----------

              Total current assets                                                1,294,472
                                                                                -----------

PROPERTY AND EQUIPMENT - AT COST
  Office furniture and equipment                                                     18,347
  Leasehold improvements                                                              2,856
  Accumulated depreciation and amortization                                          (1,942)
                                                                                -----------

       Net property and equipment                                                    19,261
                                                                                -----------

OTHER ASSETS
  Prepaid royalties                                                                 250,000
  Organization costs, net of accumulated amortization of $9,697                     119,594
  Patent and licenses, net of accumulated amortization of $23,792                 2,411,208
                                                                                -----------

       Total other assets                                                         2,780,802
                                                                                -----------


       Total assets                                                             $ 4,094,535
                                                                                ===========





                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $    19,201
  Accrued liabilities                                                                17,283
  Note payable - related party                                                      500,000
  Note payable - other                                                                1,738
                                                                                -----------

              Total current liabilities                                             538,222
                                                                                -----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000 shares
    authorized; no shares issued                                                       --
  Common stock, par value $.001; 40,000,000 shares
    authorized; 7,406,694 shares issued and outstanding                               7,406
 Additional paid-in capital                                                       4,154,823
 Deficit accumulated in development stage                                          (605,916)
                                                                                -----------
              Total stockholders' equity                                          3,556,313
                                                                                -----------

              Total liabilities and stockholders' equity                        $ 4,094,535
                                                                                ===========


        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                 Period From         Period From
                                              Year Ended      August 14, 1997 to  August 14, 1997 to
                                           December 31, 1998   December 31, 1997   December 31, 1998
                                           -----------------   -----------------   -----------------
SALES                                         $   180,882         $    74,349         $   255,231

COST OF SALES                                      47,980               9,465              57,445
                                              -----------         -----------         -----------

  Gross profit                                    132,902              64,884             197,786
                                              -----------         -----------         -----------

OPERATING EXPENSES

       Advertising                                 10,666                 600              11,266
       Amortization                                32,989                 500              33,489
       Automobile expenses                         21,184                 600              21,784
       Consulting fees                             29,994                --                29,994
       Contract services                            1,863                --                 1,863
       Depreciation                                 1,942                --                 1,942
       Insurance                                   14,775                --                14,775
       Marketing                                  240,535                 900             241,435
       Miscellaneous                                7,197                 995               8,192
       Licenses and permits                        22,425                --                22,425
       Office expenses                             22,163               1,730              23,893
       Officer compensation                       104,240               9,000             113,240
       Postage and delivery                        14,740               1,361              16,101
       Printing and reproduction                    4,308                 884               5,192
       Professional fees                           32,576                 300              32,876
       Contributions                                1,135                --                 1,135
       Bad debt expense                            30,000                --                30,000
       Rent                                        34,248                --                34,248
       Repairs                                      5,041                --                 5,041
       Salaries - office                           59,906                --                59,906
       Commissions                                 16,233                --                16,233
       Taxes                                        2,349                --                 2,349
       Payroll taxes                               13,829                --                13,829
       Telephone and utilities                     20,101                --                20,101
       Travel and entertainment                    47,432                --                47,432
                                              -----------         -----------         -----------
              Total operating expenses            791,871              16,870             808,741
                                              -----------         -----------         -----------

Net earnings (loss) from operations              (658,969)             48,014            (610,955)

OTHER INCOME

       Interest income                              5,039                --                 5,039
                                              -----------         -----------         -----------

Net Earnings (loss) before income tax            (653,930)             48,014            (605,916)

       Income taxes                                 7,252              (7,252)               --
                                              -----------         -----------         -----------

NET EARNINGS (LOSS)                           $  (646,678)        $    40,762         $  (605,916)
                                              ===========         ===========         ===========

NET EARNINGS (LOSS) PER SHARE                 $     (0.13)        $       .01         $      (.13)

WEIGHTED AVERAGE SHARES                         5,161,596           3,360,000           4,664,728



        The accompanying notes are an integral part of these statements.

                     Summit Environmental Corporation, Inc.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     For the period from August 14, 1997 to
                               December 31, 1998




                                                                                                           Deficit
                                                                                                         Accumulated
                                                                 Common Stock                                 in
                                                        --------------------------      Additional       Development
                                                           Shares        Amount       Paid-in Capital       Stage          Total
                                                        -----------    -----------    ---------------    -----------    -----------
Balances, August 14, 1997                                      --      $      --        $      --        $      --      $      --

Issued for cash ($.46 per share)                            100,000          1,000           45,000             --           46,000
Net earnings                                                   --             --               --             40,762         40,762
                                                        -----------    -----------      -----------      -----------    -----------

Balances, December 31, 1997                                 100,000          1,000           45,000           40,762         86,762

Adjustment for 33.6-for-1 stock split                     3,260,000          2,360           (2,360)            --             --
Sale of 500,000 shares ($.20 per share)                     500,000            500           99,500             --          100,000
Sale of 1,000,000 shares ($.29 per share)                 1,000,000          1,000          289,000             --          290,000
Merger with Summit Environmental Corporation Inc.
  (the "Company") 750,000 shares (.001 per share)           750,000            750             (750)            --             --
Sale of 250,000 shares ($.60 per share)                     250,000            250          149,750             --          150,000
Sale of 384,840 shares ($2.50 per share)                    384,840            385          961,715             --          962,100
176,000 shares issued for services ($.10 per share)         176,000            176           17,372             --           17,548
Return of 54,000 shares ($.001 per share)                   (54,000)           (54)            --               --              (54)
750,000 shares issued for patent ($2.50 per share)          750,000            750        1,874,250             --        1,875,000
Sale of 289,854 shares ($2.49 per share)                    289,854            289          721,346             --          721,635
Net loss                                                       --             --               --           (646,678)      (646,678)
                                                        -----------    -----------      -----------      -----------    -----------

Balances, December 31, 1998                               7,406,694    $     7,406      $ 4,154,823      $  (605,916)   $ 3,556,313
                                                        ===========    ===========      ===========      ===========    ===========





        The accompanying notes are an integral part of these statements.

                     Summit Environmental Corporation, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                       Period From           Period From
                                                                    Year Ended       August 14, 1997 to   August 14, 1997 to
                                                                 December 31, 1998   December 31, 1997    December 31, 1998
                                                                 -----------------   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                               $  (646,678)        $    40,762         $  (605,916)
  Adjustments to reconcile net earnings (loss) to cash
     used in operating activities
      Amortization                                                       32,989                 500              33,489
      Bad debt expense                                                   30,000                --                30,000
      Depreciation                                                        1,942                --                 1,942
      Common stock issued for services                                   17,494                --                17,494
      Change in assets and liabilities:
       Accounts receivable                                             (100,645)            (72,811)           (173,456)
       Inventory                                                       (384,484)            (14,576)           (399,060)
       Prepaid royalties                                               (250,000)               --              (250,000)
       Refundable income taxes                                           (7,252)               --                (7,252)
       Accounts payable                                                  11,327               7,874              19,201
       Accrued liabilities                                               10,031               7,252              17,283
                                                                    -----------         -----------         -----------
              Net cash used in operating activities                  (1,285,276)            (30,999)         (1,316,275)
                                                                    -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of property and equipment                            (21,203)               --               (21,203)
       Organization costs                                              (129,291)               --              (129,291)
       Acquisition of licenses                                          (50,000)            (10,000)            (60,000)
                                                                    -----------         -----------         -----------
              Net cash used in investing activities                    (200,494)            (10,000)           (210,494)
                                                                    -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Loan proceeds                                                      6,554                --                 6,554
       Loan principal repayments                                         (4,816)               --                (4,816)
       Proceeds from sale of stock                                    2,223,735              46,000           2,269,735
                                                                    -----------         -----------         -----------
              Net cash provided by financing activities               2,225,473              46,000           2,271,473
                                                                    -----------         -----------         -----------

NET INCREASE IN CASH                                                    739,703               5,001             744,704

Cash - Beginning of period                                                5,001                --                  --
                                                                    -----------         -----------         -----------

Cash - End of period                                                $   744,704         $     5,001         $   744,704
                                                                    ===========         ===========         ===========

SUPPLEMENTAL INFORMATION
       Cash paid for interest                                       $       723         $      --           $       723
       Issuance of common stock for patent                            1,875,000                --             1,875,000
       Issuance of note payable for patent                              500,000                --               500,000
       Cash paid for income taxes                                         7,252                --                 7,252


        The accompanying notes are an integral part of these statements.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


1.     SIGNIFICANT ACCOUNTING POLICIES

       Business Activity

       Summit Environmental Corporation, Inc. (the "Company") was organized in accordance with the Business Corporation Act of the State of Texas on February 2, 1998, for the purpose of merging (the "Merger") with Summit Technologies, Inc., a Texas corporation. The Company continued to exist as the surviving corporation under its present name pursuant to the provisions of the Texas Business Corporation Act. The Merger was effected on December 2, 1998 as a tax-free reorganization accounted for as a pooling of interests.

       The Company markets fire suppression materials and herbal health products. The products are proprietary or are under license. Marketing efforts include "infomercials" and other television and radio promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

       Revenue Recognition

       Revenues from sales of materials and products are recorded at the time the goods are shipped or when title passes.

       Cash

       The Company maintains cash balances at a financial institution located in Longview, Texas, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

       For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       Inventory

       Inventory is recorded at the lower of cost or market, with cost being determined by the first-in, first-out method.

       Intangible Assets

       Patents, licenses and organization costs are recorded at cost. Amortization is computed on the straight-line method over fifteen years for patents and licenses and over five years for organization costs.

       Income Taxes

       Deferred income taxes are determined using the liability method under which deferred tax assets and liabilities are determined based upon differences between financial accounting and tax bases of assets and liabilities.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS



1.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Property and Equipment

       Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by the straight-line method.

       Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

       Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

       When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

       The estimated service lives used in determining depreciation and amortization are:

              Description                                           Estimated Service Life
              -----------                                           ----------------------
              Office furniture and equipment                               5-7 years
              Leasehold improvements                                        4 years



       Advertising and Marketing

       Advertising and marketing costs are expensed as incurred, which totaled $251,201 and $1,500 for the periods ended December 31, 1998 and 1997, respectively.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       Per Share Information

       Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. Only basic earnings per share are shown, as there are no dilutive items. During 1998 a 33.6-for-one stock split of the Company's common stock was authorized. Net earnings (loss) per share has been adjusted to reflect the split on a retroactive basis.

2.     PATENT

       On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase requires cash payments of $500,000 to be paid on or before August 1, 1999 and 750,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc. on or before February 1, 1999.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


3.     LICENSES

       Licenses for limited exclusive marketing rights to various herbal health products have been acquired for fees totaling $60,000 from a related party. Under the agreements, the Company must meet annual production quotas. The grantor of the licenses is the manufacturer/supplier of the products.

4.     LEASES

       The Company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the period ended December 31, 1998. Rent expense for all operating leases was approximately $50,700 and $0 for the periods ended December 31, 1998 and 1997, respectively.

       At December 31, 1998, approximate rental commitments under all noncancellable leases having terms in excess of one year are as follows:


              Years Ending
              December 31,
              ------------
                   1999                                        $33,700
                   2000                                         26,000
                   2001                                          8,200
                   Thereafter                                      600
                                                               -------
              Total minimum lease payments                     $68,500
                                                               =======

5.     COMMON STOCK

       Common Stock Options

       The sole director and stockholders approved the 1998 Stock Option Plan (the "Plan") of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company will have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 500,000. No options have been granted in accordance with this plan.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS





5.     COMMON STOCK (Continued)

       Contingency Concerning Some Shares

       During the purposed merger period with Summit Environmental Corporation, Inc. ("SECI"), SECI filed a registration statement with the Securities and Exchange Commission ("the Commission") on March 26, 1998 related to the proposed merger, naming the Company as the entity proposed to be merged into SECI. The Company subsequently sold 810,840 shares of its common stock in an offering intended to be exempt from registration pursuant to the provisions of Section 4 (2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission.

       It is possible, but not certain, that the filing of the registration statement by SECI and the manner in which the Company conducted the sale of the 810,840 shares of common stock constituted "general advertising or general solicitation" by the Company. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provision of Regulation D, Rule 506 of the Commission. The Company does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, the Company would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 810,840 shares of common stock after March 26, 1998. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. As of year end, the Company has refunded 54,000 shares, leaving 756,840 shares and $1,129,594 stockholders' equity that may be refunded.

6.     RELATED PARTY TRANSACTIONS

       The following transactions occurred between the Company and related parties:

       1998

       The Company purchased a license for herbal health products from an entity with common shareholders and management members of the Company. During the year, the Company paid $60,000 for such costs.

       The Company and another business with common shareholders share office space and the related expenses.

       The Company paid $20,000 for consulting services to an officer of the Company.

       Sales totaling $49,852 were made to related parties.

       At December 31, 1998, receivables from related parties totaled $109,393.

       The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see footnote number 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $250,000 as of December 31, 1998.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

6.     RELATED PARTY TRANSACTIONS (Continued)

       1997

       Sales totaling $65,610 were made to Flameout International, with special 90-day payment terms not available to other customers.

       Sales totaling $2,336 were made to various Company stockholders or their related businesses.

       Purchases of inventory items totaling $13,645 were made from the related parties mentioned above.

       The Company and another business with common shareholders share office space and the related expenses.

7.     CONCENTRATIONS

       Approximately 55% of sales for 1998 were made to two customers. At December 31, 1998, accounts receivable from those customers were $99,224. Approximately 88% of sales for 1997 were made to Flameout International.

8.     INCOME TAXES

       Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

       Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of depreciation, bad debts and net operating losses.

       The deferred tax assets in the accompanying balance sheet include the following components:

                                                        1998              1997
                                                     ---------         ---------
       Deferred tax asset - current                  $  10,200         $    --
       Deferred tax asset - noncurrent                 187,700              --
       Valuation allowance                            (197,900)             --
                                                     ---------         ---------
         Deferred tax asset, net                     $    --           $    --
                                                     =========         =========



       The valuation allowance was established to reduce the deferred tax asset for the amounts that will more likely than not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforward. The Company has a net operating loss carryforward of approximately $582,000 which will expire in 2018.

       The Company generated a net operating loss of approximately $630,000 in 1998 of which the Company anticipates carrying back a portion of this loss to 1997, and receiving an income tax benefit of $7,252.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


9.     NOTES PAYABLE

       As of December 31, 1998, the Company was obligated under two notes payable, due currently, described as follows:

                                                            Interest     Monthly
       Creditor                         Collateral            Rate       Payment            Total
       --------                         ----------            ----       -------            -----
BioGenesis Enterprises,               None                     0%        $    --          $ 500,000
The Mortgage Center                   Computers               12%              445            1,738
                                                                         ---------        ---------

                                                                         $     445        $ 501,738
                                                                         =========        =========


         Interest costs incurred and charged to expense for the periods ended December 31, 1998 and 1997 were $723 and $0, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On December 17, 1998 the Company's principal independent accountant, Hogan & Slovacek of Oklahoma City, Oklahoma, resigned. Its reports on the Company's financial statements from inception onward contained no adverse opinions or disclaimers of opinions and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Hogan & Slovacek, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hogan & Slovacek's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         On December 17, 1998 the Company engaged new principal independent accountants, Lane Gorman Trubitt, L.L.P. of Dallas, Texas, to audit the Company's financial statements.

         The change in the Company's certifying accountants was made solely in connection with the change of the Company's principal place of business from Oklahoma City, Oklahoma to Longview, Texas. The engagement of the new accounting firm was made by the officers of the Company without the prior approval of the board of directors or any committee of the board of directors, but a majority of the directors advised the officers that the engagement would be approved at the next directors' meeting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of the Company and a description of the business experience of each.


                                                                           OFFICE HELD          TERM OF
           PERSON                        OFFICE                              SINCE               OFFICE
           ------                        ------                              -----               ------
B. Keith Parker, 49               Chief Executive Officer and                 1997                 4-99
                                  Director

Don Hendon, 55                    President, Chief Financial Officer          1997                 4-99
                                  and Director

Paula Parker, 44                  Vice President, Secretary  and Director     1997                 4-99

Dean Haws, 28                     Director                                    1997                 4-99

Ty Bishop, 27                     Director                                    1997                 4-99

James J. Roach, 51                Director                                    1998                 4-99



         B. KEITH PARKER. Mr. Parker graduated from Texas A & M University and pursued graduate studies in tax law, estate planning and philosophy at Southern Methodist University and Southwest Texas State University. He began a career in financial and tax planning in 1973, is a licensed financial planner and has earned numerous industry awards for production.

In 1995 he and Paula Parker, his spouse, organized Moonlighting Distribution Corporation and began the distribution of more than 30 products, many of which products they developed themselves. In August 1997 they organized Summit Technologies, Inc.

         DON HENDON. Mr. Hendon received a B.B.A. degree in 1965 from Sam Houston State University and began a career in accounting. From July 1966 until September 1973 he was a field agent for the Internal Revenue Service. From 1973 until 1978 he was a partner in the Longview, Texas accounting firm of Langston, Delouche, Hayes & Hendon. From 1978 until the present he has been a partner in the Longview accounting firm of Hendon and Russell.

         PAULA PARKER. Mrs. Parker received a bachelor of arts degree in 1975 and a master's degree in education, marketing and finance in 1977 from Stephen
F. Austin University and a master's of finance degree in 1980 from the University of Colorado. While a runway model for seventeen years, she worked also on numerous contract jobs, primarily in banking in the promotion of automatic teller machines, and as an instructor for the American Banking Association. She developed a franchise program for a restaurant and increased the restaurant business from three units to 46 units in five states in two years. She served as the liaison between then Arkansas Governor William J. Clinton and the catfish industry in Arkansas. In 1995 she and Keith Parker, her spouse, organized Moonlighting Distribution Corporation and began the distribution of more than 30 products, many of which products they developed themselves. In August 1997 they organized Summit Technologies, Inc.

         DEAN HAWS. Mr. Haws has been the owner and operator of a satellite dish sales and installation company, Gilmer Satellites of Gilmer, Texas, for the last nine years. He has also been active in the oil field service business and the ostrich business.

         TY BISHOP. Mr. Bishop graduated from Texas Tech University in 1993 and majored in marketing and public relations. After graduation he organized Ty Bishop Management, which managed an alternative musical band. In 1995 he became a partner in Bishop Cellular Plus, an authorized agent for Southwestern Bell Mobile Systems. In 1996 he organized and owned Global Cartridge Sales, a reseller for new jumbo toner cartridges for laser printers and for re-manufactured toner cartridges. In 1997 he became a partner in WorldWide Link, an international trade company that represents inventors, manufacturers and exclusive distributors of products and services that save lives and help the world's environment.

         JAMES J. ROACH. Mr. Roach is the regional director of Summit Technologies' Northeast Marketing Region. He is currently the President of Electrical Generation Technologies, which specializes in the development and installation of network communications. He is a retired Connecticut State police sergeant and owns a private detective and security company. His clients include many insurance companies in the state of Connecticut.

ITEM 10. EXECUTIVE COMPENSATION.

         The directors of the Company receive no compensation for their services as directors. The officers received from it an aggregate of $104,240 of compensation in the last fiscal year for their services in all capacities.

         Mr. Parker, the chief executive officer of Summit Technologies, receives a salary of $5,000 a month. Mr. Hendon, the president, receives a salary of $3,000 a month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows information as of December 31, 1998 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:


                                                           NO. OF                       % OF
         SUMMIT TECHNOLOGIES                               SHARES                       CLASS
         -------------------                               ------                       -----
         B. Keith Parker                                   2,360,805(1)                 31.8
         414 East Loop 281, Suite 7
         Longview, TX 75605

         Don Hendon                                          111,240                     1.5
         414 East Loop 281, Suite 7
         Longview, TX 75605

         Paula Parker                                        510,000(2)                  6.9
         414 East Loop 281, Suite 7
         Longview, TX 75605

         Dean Haws                                           247,100                     3.3
         P. O. Box 1071
         Gilmer, TX 75644

         Ty Bishop                                           211,400                     2.8
         Suite 194
         660 Preston Forest Center
         Dallas, TX 75230

         James J. Roach                                            0                       0
         1255 Middlebury Road
         Middlebury, CT   06762

         Moonlighting Distribution                           350,000                     4.7
           Corporation(3)
         414 East Loop 281, Suite 7
         Longview, TX 75605

         Officers and Directors                            2,930,545                    39.5
         as a group (5 persons)


-------------------------

(1) Mr. Parker directly owns 1,850,805 shares of common stock. He is attributed the beneficial ownership of 80,000 shares owned by a minor son, Casey Joe Parker, and 80,000 shares owned by a minor daughter, Leslie Nicole Parker, who share his residence. He beneficially owns an additional 350,000 shares through his controlling stock ownership and position as a director of Moonlighting Distribution Corporation, which directly owns such 350,000 shares. These same 510,000 shares are attributed to Paula Parker. See footnote (2).

(2) Mrs. Parker, who is the spouse of B. Keith Parker, is attributed 350,000 shares through her controlling stock ownership and position as a director of Moonlighting Distribution Corporation, the record owner of the shares. She is attributed the beneficial ownership of 80,000 shares owned by a minor son, Casey Joe Parker, and 80,000 shares owned by a minor daughter, Leslie Nicole Parker, who share her residence. These same 510,000 shares are attributed to Mr. Parker.

(3) Some 52.5 percent of the stock of Moonlighting Distribution Corporation is owned by B. Keith Parker and Paula Parker, husband and wife, who also are directors of such company. These 350,000 shares are also attributed to Mr. and Mrs. Parker by reason of their controlling stock ownership of such company and their positions as directors of it.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following persons may be deemed to be a "promoter" or an "insider" of the Company: Dave Dischiavo and George W. Cole. Each of such persons or his spouse purchased, at $0.001 a share, 125,000 shares of Common Stock of the Company and received $18,500 from Summit Technologies (which company merged with the Company on December 2, 1998) for finder's fees and consulting services rendered in connection with the merger. Mr. Cole exchanged $14,250 of such $18,500 fee for 23,750 shares of Common Stock of Summit Technologies at $0.60 a share and transferred the shares to his spouse, Marjorie Cole.

         Summit Technologies, prior to its merger with the Company, paid $20,000 to Moonlighting Distribution Corporation for the exclusive license to distribute products manufactured by Moonlighting Distribution Corporation - Stressex(TM), Poder 24(TM) and Trim-Away(TM). B. Keith Parker and his spouse, Paula Parker, who were officers and directors of Summit Technologies, own 52.5 percent of the capital stock of Moonlighting. Summit Technologies will pay prices for these products earlier established in arms' length transactions with non-affiliated third parties.

         Summit Technologies' and, now, the Company's distribution rights to BioGenesis's fire suppression products were acquired not from BioGenesis but, rather, from Moonlighting Distribution Corporation, which had acquired these rights before Summit Technologies was formed. In exchange for the transfer of these rights to Summit Technologies, it issued 350,000 shares of its common stock to Moonlighting Distribution Corporation, paid $10,000 to Moonlighting, and will pay to Moonlighting a royalty of $0.50 for each 16-ounce can of FirePower 911(TM) and $0.50 for each gallon of FlameOut(TM).

         On November 2, 1998 BioGenesis assigned to Summit Technologies all patents and intellectual property rights associated with the fire suppressant products. Because of the Company's merger with Summit Technologies, these rights are now owned by the Company. The obligation to pay licensing fees to BioGenesis merged with the acquisition of the patent rights and, accordingly, was extinguished. The obligation to pay the above-described annual royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting.

         PARENTS OF THE COMPANY.

                  Moonlighting Distribution Corporation ("Moonlighting") is affiliated with the Company through the common control of it and the Company by
B. Keith Parker and Paula Parker, husband and wife, who are directors of each corporation, own 52.5% of the capital stock of Moonlighting (which itself owns
4.7 percent of the capital stock of the Company) and own of record 31.8 percent of the capital stock of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

       2.1        -       Agreement of Merger of July 14, 1998, between Summit
                          Environmental Corporation, Inc. and Summit
                          Technologies, Inc.**

       3.1        -       Articles of Incorporation of Summit Environmental
                          Corporation, Inc.*

       3.1.1      -       Amendment to Articles of Incorporation of Summit
                          Environmental Corporation, Inc.**

       3.2        -       Bylaws of Summit Environmental Corporation, Inc.*

      10.1        -       1998 Stock Option Plan adopted by Summit Environmental
                          Corporation, Inc.*

      10.3        -       Limited Exclusive Marketing Bilateral Agreement
                          between Moonlighting Distribution Corporation-USA and
                          Summit Technologies, Inc. (Poder Sexual, Ultimate
                          Stressex and/or Poder 24)*

      10.4        -       Limited Exclusive Marketing Bilateral Agreement among
                          B. Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution
                          Corporation-USA, d/b/a Moonlighting International, and
                          Summit Technologies, Inc. (FireKare, FirePower 911,
                          Super Cold Fire, and Flame Out)*

      10.6        -       Exclusive Marketing Bilateral Agreement between
                          Moonlighting Distribution Corporation-USA and Summit
                          Technologies, Inc. (Trim-Away)**

      10.7        -       November 2, 1998 Amendment to April 27, 1998 Letter of
                          Intent between BioGenesis Enterprises, Inc. and Summit
                          Technologies, Inc., and April 27, 1998 Letter of
                          Intent.***

      27          -       Financial Data Schedule.

      * Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.
      ** Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.
      *** Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.


         The following reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-KSB report:

         Date of Report             Item Reported
         --------------             -------------
         12-02-98                   Acquisition or Disposition of Assets (Merger with
                                    Summit Technologies, Inc.)

         12-17-98                   Change in Registrant's Certifying Accountant
                                    (resignation of Hogan & Slovacek; engagement of Lane Gorman Trubitt, L.L.P.)

         12-31-98                   Financial Statements and Exhibits (unaudited financial
                                    statements as of December 31, 1998)



                                   SIGNATURES

         In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUMMIT ENVIRONMENTAL CORPORATION, INC.



Date:  March 30, 1999                     By /s/ B. Keith Parker
                                             -----------------------------------
                                             B. Keith Parker, Chief Executive
                                             Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 30, 1999                By /s/ Don Hendon
                                       -----------------------------------------
                                       Don Hendon, Chief Financial Officer and
                                              Director



Date:  March 30, 1999                By /s/ B. Keith Parker
                                       -----------------------------------------
                                       B. Keith Parker, Chief Executive Officer
                                              and Director



Date:  March 30, 1999                By /s/ Paula Parker
                                       -----------------------------------------
                                       Paula Parker, Director



Date:  March 30, 1999                By /s/ Dean Haws
                                       -----------------------------------------
                                       Dean Haws, Director

                               INDEX TO EXHIBITS

    Exhibit No.                                Description
    -----------                                -----------

      27          -       Financial Data Schedule