Form 10QSB
period 1999-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 1999-05-13
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 1999, there were 7,439,694 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes [ ]
No  [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                                  BALANCE SHEET

        For the three months ended March 31, 1999 and March 31, 1998 and the twelve months ended December 31, 1998

                                                         March 31, 1999     March 31, 1998     December 31, 1998
                         ASSETS                             Unaudited          Unaudited           Audited
                                                         ---------------    ---------------    ---------------
CURRENT ASSETS
   Cash                                                  $       327,840    $       168,626    $       744,704
   Accounts Receivable                                           126,305             93,162            173,456
   Less Allowance                                                (30,000)              --              (30,000)
   Inventory                                                     669,616             52,712            399,060
   Accrued income tax refund                                       7,252               --                7,252
                                                         ---------------    ---------------    ---------------

      Total Current Assets                                     1,101,013            314,500          1,294,472
                                                         ---------------    ---------------    ---------------

PROPERTY AND EQUIPMENT AT COST
   Equipment                                                      22,360              6,554             21,203
   Accumulated depreciation                                       (2,914)              --               (1,942)
                                                         ---------------    ---------------    ---------------
      Net property and equipment                                  19,446              6,554             19,261
                                                         ---------------    ---------------    ---------------

OTHER ASSETS
   Prepaid royalties                                             400,000               --              250,000
   Organization Cost                                             129,291             40,789            129,291
   Less accumulated amortization                                 (16,160)              --               (9,697)

   Patents and Licenses                                        2,435,000             45,000          2,435,000
   Less: Accumulated amortization                                (64,375)              (500)           (23,792)
                                                         ---------------    ---------------    ---------------

   Total Other Assets                                          2,883,756             85,289          2,780,802
                                                         ---------------    ---------------    ---------------

   Total Assets                                          $     4,004,215    $       406,343    $     4,094,535
                                                         ===============    ===============    ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                      $        61,438    $        10,549    $        19,201
   Accrued Liabilities                                            18,777             11,844             17,283
   Notes Payable - related party                                 500,000               --              500,000
   Notes Payable - other                                             441              5,218              1,738
                                                         ---------------    ---------------    ---------------

      Total Current Liabilities                                  580,656             27,611            538,222
                                                         ---------------    ---------------    ---------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001; 10,000,000 shares
      authorized, no shares issued
   Common stock, par value $.001; 40,000,000 shares
      authorized, 7,439,694 & 4,630,000 & 7,406,694
      shares issued and outstanding respectively                   7,439              4,630              7,406
   Additional paid in capital                                  4,237,289            372,370          4,154,823
   Deficit accumulated                                          (821,169)             1,732           (605,916)
                                                         ---------------    ---------------    ---------------
      Total stockholders' equity                               3,423,559            378,732          3,556,313
                                                         ---------------    ---------------    ---------------

      Total liabilities and stockholders' equity         $     4,004,215    $       406,343    $     4,094,535
                                                         ===============    ===============    ===============



        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three months ended  Three months ended
                                                                March 31, 1999      March 31, 1998
                                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                         $      (215,254)   $       (39,030)
    Adjustments to reconcile net earnings (loss) to cash
      used in operating activities
      Amortization                                                       47,046               --
      Depreciation                                                          972               --
      Change in assets and liabilities:
         Accounts receivable                                             47,151            (20,351)
         Inventory                                                     (270,556)           (38,136)
         Prepaid royalties                                             (150,000)              --
         Accounts payable                                                42,237              2,675
         Accrued liabilities                                              1,494              4,592
                                                                ---------------    ---------------
                    Net cash used in operating activities              (496,910)           (90,250)
                                                                ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                (1,156)            (6,554)
    Organization costs                                                     --              (40,789)
    Acquisition of licenses                                                --              (35,000)
                                                                ---------------    ---------------
                    Net cash used in investing activities                (1,156)           (82,343)
                                                                ===============    ===============

CASH FLOWS FROM FINANCING ACTIVITIES
    Loan proceeds                                                          --                5,218
    Loan principal repayments                                            (1,297)              --
    Proceeds from sale of stock                                          82,499            331,000
                                                                ---------------    ---------------
                    Net cash provided by financing activities            81,202            336,218
                                                                ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                        (416,864)           163,625

Cash - Beginning of period                                              744,704              5,001
                                                                ---------------    ---------------

Cash - End of period                                            $       327,840    $       168,626
                                                                ---------------    ---------------


        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                    Three months ended  Three months ended
                                      March 31, 1999      March 31, 1998
                                      ---------------    ---------------
SALES                                 $        18,548    $          --

COST OF SALES                                   4,772               --
                                      ---------------    ---------------

     Gross Profit                              13,776               --
                                      ---------------    ---------------

OPERATION EXPENSES
     General and administrative               186,161             39,029
     Depreciation and amortization             48,018               --
     Interest expense                              54               --
                                      ---------------    ---------------
         Total operating expense              234,233             39,029
                                      ---------------    ---------------

Net Earnings (Loss) from operations          (220,457)           (39,029)

OTHER INCOME
     Interest income                            5,203               --
                                      ---------------    ---------------

NET EARNINGS (LOSS)                   $      (215,254)   $       (39,029)
                                      ---------------    ---------------

NET EARNINGS (LOSS) PER SHARE         $         (0.03)   $         (0.01)
                                      ---------------    ---------------

WEIGHTED AVERAGE SHARES                     7,415,861          3,958,333
                                      ---------------    ---------------



        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "Company," at December 31, 1998 has been taken from the Company's audited financial statements at that date. The balance sheets at March 31, 1999 and 1998, the statements of operation for the three months ended March 31, 1999 and 1998, and the statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the Company.

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

         The Company manufactures and markets environmentally friendly non-toxic chemicals, cleaners and fire suppression materials along with herbal and cosmetic health products. The products are proprietary or are under exclusive license. Marketing efforts include "infomercials" and other television and radio promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

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

         Inventory

         Inventory is recorded at the lower of cost or market, with the cost being determined by the first-in, first-out method.

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

                          NOTES TO FINANCIAL STATEMENTS

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

2.       PATENTS

         On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase requires cash payments of $500,000 to be paid on or before August 1, 1999 and 750,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc., which were issued on February 1, 1999.

3.       LICENSES

         Licenses for limited exclusive marketing rights to various herbal health products have been acquired for fees totaling $60,000 from a related party. Under the agreements, the Company must meet annual production quotas. The grantor of the licenses is the manufacturer/supplier of the products.

4.       LEASES

         The Company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the period ending December 31, 1998.

                        NOTES TO THE FINANCIAL STATEMENTS

5.       COMMON STOCK

         Common Stock Options

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

         Contingency Concerning Some Shares

         See Company's 10-KSB at December 31, 1998

6.       RELATED PARTY TRANSACTIONS

         The following transaction occurred between the Company and related parties:

         The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see footnote number 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. Can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $250,000 as of December 31, 1998, and $400,000 as of March 31, 1999.

7.       INCOME TAXES

         Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

         Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of depreciation, bad debts and net operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

         SALES

         The Company had no sales in the first fiscal quarter of 1998 and only $18,548 of sales in the first quarter of 1999. The Company's efforts in the first quarter of 1998 were directed primarily to raising capital for the Company. Its efforts in the first quarter of 1999 were directed primarily to negotiating distribution agreements and licenses with third parties. The Company executed agreements during this quarter with the following persons:

        o International Aero, Inc.'s subsidiary, Firepak, Inc., was given an exclusive license to sell the Company's FlameOut(TM)
                  and   FirePower 911(TM) fire suppressant products to the
                  aerospace industry and the military establishments worldwide and an exclusive license to sell these products to the petrochemical industry in the U.S. Gulf Coast area. International Aero reconfigures the interiors of commercial aircraft during their periodic overhauls. It is believed to be the largest company of its kind in the world. International Aero proposes to replace, with the Company's fire suppressants, the Halon-filled extinguishers now found in aircraft in the cockpits, the bathrooms and the galleys. International Aero is developing a Class B foam, made with the Company's fire suppressants, to replace the presently used, highly toxic foam called AFFF that is used to fight jet fuel fires.

         o Performance Marketing, LLC of Middlebury, Connecticut, was given an exclusive license to distribute in the U.S. and Canada the Company's Firepower 911(TM) fire suppressant to the plumbing, heating, ventilation, air-conditioning and roofing industries. The fire suppressant has unique capabilities as a cooling agent, to prevent fires in welding situations, as well as a fire extinguisher.

        o The Company's Western Region sales representatives have been testing a turbine cleaner, developed by BioGenesis Enterprises, Inc., to be used on 15,000 rpm and slower jet engines. The tests appear to have been successful. The Company anticipates getting significant orders for the turbine cleaner to be used to clean the turbines that generate the power to run the engines of the power stations for off-shore drilling and production rigs. These turbines require monthly cleaning. There are approximately 11,000 turbines in operation in this industry, and each turbine requires approximately five gallons of cleaner each month.

         International Aero has applied for FAA certification for the Company's fire suppressant products to be used in commercial aircraft. The other two licensees began ordering product from the Company in April and May. The Company believes sales will increase quickly during the next 90 days.

         The Company is in the final preparations for delivering its Firepower 911(TM) aerosol fire extinguishers to a major national retailer (4,000 stores). The Company is building inventory before commencing this distribution of product.

         The Company is preparing a television sales campaign for its fire suppressant products. The campaign will be conducted primarily on regional talk shows.

         OPERATING EXPENSES

         Operating expenses increased six-fold, from $39,029 to $234,233, during the first quarter of 1999 as compared to the first quarter of 1998. The major portion of the increase was in general and administrative expenses and represented increased expenses for the staffing of the Company's administrative offices.

         NET INCOME (LOSS)

         The Company had a net loss from operations of $220,457 during the first quarter of 1999, as compared to a net loss of $39,029 during the first quarter of 1998. Most of this increased loss is a reflection of the increased staff and office expense in negotiating the three licenses described above under "Sales" and in pursuing other, similar distribution licenses.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company is rapidly approaching the point where its building of inventory (from $55,712 in the first quarter of 1998 to $669,616 in the first quarter of 1999) will deplete its cash reserves. Yet, the inventory buildup is required if the Company is to meet its commitments under its license agreements. The Company expects to rebuild its cash revenues and restore its liquidity through the sale of stock to friends of management. It has no commitments at this time from potential investors.

         We are approaching the immediate future with great optimism. Provided needed capital can be obtained to build inventory, we believe the operating losses of the Company will soon disappear and that the Company will operate with a net profit.

         The Company's future results of operations and the other forward-looking statements contained herein involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the Company to obtain needed additional capital, loss of personnel - particularly chief executive officer B. Keith Parker - as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as the Company's fire suppressant or is able to discover the additives to the Company's fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the Company's fire suppressant products.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit 27       Financial Data Schedule

(B)      FORMS 8-K

         12-2-98          Item 2:  Acquisition or Disposition of Assets

         12-17-98         Item 4:  Change in Registrant's Certifying Accountant

         1-28-99          Item 7:  Unaudited Financial Statements 12-31-98 After
                                   Merger


                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 13, 1999                       Summit Environmental Corporation, Inc.



                                          By /s/ B. Keith Parker
                                            -----------------------------------
                                             B. Keith Parker, Chief Executive
                                             Officer

                                INDEX TO EXHIBITS


EXHIBIT
   NO.         DESCRIPTION
-------        -----------
  27          Financial Data Schedule