Form 10QSB
period 1999-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 1999-08-09
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from      to
                                               ------  -------


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

             Texas                                          333-48659                                          73-1537206
        --------------                               -----------------------                                  -------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         As of June 30, 1999, there were 7,528,494 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                                  BALANCE SHEET
       As of the end of the six months ended June 30, 1999 and the twelve months ended December 31, 1998

                                                          June 30, 1999  December 31, 1998
                                                            Unaudited         Audited
                                                          -------------  -----------------
                         ASSETS
CURRENT ASSETS
   Cash                                                    $   260,987      $   744,704
   Accounts Receivable                                         171,865          173,456
   Less Allowance                                              (30,000)         (30,000)
   Inventory                                                   721,493          399,060
   Prepaid Items                                                 6,095                0
   Accrued income tax refund                                     7,252            7,252
                                                           -----------      -----------

      Total Current Assets                                   1,137,692        1,294,472
                                                           -----------      -----------

PROPERTY AND EQUIPMENT AT COST
   Equipment                                                    24,789           21,203
   Accumulated depreciation                                     (3,886)          (1,942)
                                                           -----------      -----------
      Net property and equipment                                20,903           19,261
                                                           -----------      -----------

OTHER ASSETS
   Prepaid royalties                                           400,000          250,000
   Organization Cost                                           129,291          129,291
   Less accumulated amortization                               (22,623)          (9,697)

   Patents and Licenses                                      2,435,000        2,435,000
   Less: Accumulated amortization                             (104,958)         (23,792)
                                                           -----------      -----------

   Total Other Assets                                        2,836,710        2,780,802
                                                           -----------      -----------

   Total Assets                                            $ 3,995,305      $ 4,094,535
                                                           -----------      -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                        $    22,335      $    19,201
   Accrued Liabilities                                          17,946           17,283
   Notes Payable - related party                               500,000          500,000
   Notes Payable - other                                             0            1,738
                                                           -----------      -----------

      Total Current Liabilities                                540,281          538,222
                                                           -----------      -----------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001; 10,000,000 shares
      authorized, no shares issued
   Common stock, par value $.001; 40,000,000 shares
      authorized, 7,528,494 & 7,406,694
      shares issued and outstanding respectively                 7,529            7,406
   Additional paid in capital                                4,462,200        4,154,823
   Deficit accumulated                                      (1,014,705)        (605,916)
                                                           -----------      -----------
      Total stockholders' equity                             3,455,024        3,556,313
                                                           -----------      -----------

      Total liabilities and stockholders' equity           $ 3,995,305      $ 4,094,535
                                                           ===========      ===========

        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                            STATEMENTS OF CASH FLOWS


                                                               Six months ended Six months ended
                                                                 June 30, 1999    June 30, 1998
                                                                   Unaudited         Audited
                                                               ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                           $  (408,788)     $   (42,856)
    Adjustments to reconcile net earnings (loss) to cash
      used in operating activities
      Amortization                                                     94,092            7,022
      Depreciation                                                      1,944            1,901
    Change in assets and liabilities:
      Accounts receivable                                               1,591          (46,305)
      License fee receivable                                               --          (80,000)
      Inventory                                                      (322,433)         (31,602)
      Prepaid items (156,095)                                          (6,555)
      Accounts payable                                                  3,134           27,397
      Accrued expenses                                                    663            6,946
      Commission payable                                                   --           44,673
                                                                  -----------      -----------
                    Net cash used in operating activities            (785,892)        (119,379)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Due from stockholders                                                  --         (804,350)
    Acquisition of property and equipment                              (3,586)         (17,302)
    Advances to officers                                                   --           (1,500)
    Organization costs                                                     --          (94,719)
    Acquisition of licenses                                                --         (155,000)
                                                                  -----------      -----------
                    Net cash used in investing activities              (3,586)      (1,072,871)
                                                                  ===========      ===========

CASH FLOWS FROM FINANCING ACTIVITIES
    Loan proceeds                                                          --            6,554
    Loan principal repayments                                          (1,738)          (2,321)
    Proceeds from sale of stock                                       307,500        1,472,428
                                                                  -----------      -----------
                    Net cash provided by financing activities         305,762        1,476,661
                                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH                                      (483,716)         284,411

Cash - Beginning of period                                            744,704            5,001
                                                                  -----------      -----------

Cash - End of period                                              $   260,988      $   289,412
                                                                  -----------      -----------

        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            Three Months ended                  Six Months ended
                                                  June 30                           June 30
                                                                                         Audited
                                        ----------------------------      ----------------------------
                                           1999             1998             1999             1998
                                        -----------      -----------      -----------      -----------

SALES                                   $    59,771      $    59,187      $    78,319      $    59,187

COST OF SALES                                24,783           38,149           29,555           38,149
                                        -----------      -----------      -----------      -----------
     Gross Profit                            34,988           21,038           48,764           21,038
                                        -----------      -----------      -----------      -----------
OPERATION EXPENSES
     General and administrative             183,190          122,146          369,351          161,175
     Depreciation and amortization           48,018            8,923           96,036            8,923
     Interest expense                            43              351               97              351
                                        -----------      -----------      -----------      -----------
         Total operating expense            231,251          131,420          465,484          170,449
                                        -----------      -----------      -----------      -----------
Net Earnings (Loss) from operations        (196,263)        (110,382)        (416,720)        (149,411)
                                        -----------      -----------      -----------      -----------
OTHER INCOME
     Interest income                          2,728               --            7,932               --
     Sale of license                             --          100,000               --          100,000
                                        -----------      -----------      -----------      -----------
         Total Other Income                   2,728          100,000            7,932          100,000
                                        -----------      -----------      -----------      -----------
NET EARNINGS (LOSS)
     BEFORE INCOME TAX                     (193,535)         (10,382)        (408,788)         (49,411)

     Income tax benefit                          --            6,555               --            6,555
                                        -----------      -----------      -----------      -----------
NET EARNINGS (LOSS)                     $  (193,535)     $    (3,827)     $  (408,788)     $   (42,856)
                                        ===========      ===========      ===========      ===========
NET EARNINGS (LOSS)
     PER SHARE                          $  (.025707)     $ (0.007384)     $  (.054699)     $  (.094190)
                                        -----------      -----------      -----------      -----------

WEIGHTED AVERAGE SHARES                   7,528,494        5,182,870        7,473,450        4,549,950
                                        -----------      -----------      -----------      -----------

        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "Company", at December 31, 1998, the statement of operation for the six months ended June 30, 1998 and the statement of cash flows for the six months ended June 30, 1998 have been taken from the Company's audited financial statements at that date. The balance sheet at June 30, 1999, the statement of operations for the three months ended June 30, 1999, the three months ended June 30, 1998, the six months ended June 30, 1999 and the statement of cash flows for the six months ended June 30, 1999 have been prepared by the Company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the Company.

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

         The Company manufactures and markets environmentally friendly non-toxic chemicals cleaners and fire suppression materials along with herbal and cosmetic health products. The products are proprietary or are under exclusive license. Marketing efforts include "infomercials" and other television and radio promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

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

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Convertible Notes

         As of July 1999, the board of directors has authorized the Company to offer 300, $10,000 convertible notes, 10% interest, convertible into common stock at $1.25 per share. With each note there are 2,000 warrants exercisable through June 30, 2002 at $1.50 per share for Common Stock.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Contingency Concerning Some Shares

         During the proposed merger period with Summit Environmental Corporation, Inc. ("SECI"), SECI filed a registration statement with the Securities and Exchange Commission ("the Commission") on March 26, 1998 related to the proposed merger, naming the Company as the entity proposed to be merged with SECI. The Company subsequently sold 810,840 shares of its common stock in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission.

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

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question.

         Of the 810,840 shares of common stock, 54,000 shares were never funded, leaving 756,840 shares and $1,129,594 stockholder's equity that may be refunded. The last of the contingency stock was sold by the Company June 30, 1998. As of June 30, 1999, no request for refund has been received.

6.       RELATED PARTY TRANSACTIONS

         The following transaction occurred between the Company and related parties:

         The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see footnote number 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. Can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $250,000 as of December 31, 1998, and $400,000 as of June 30, 1999.

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

         RESULTS OF OPERATIONS - SECOND QUARTER OF 1999 COMPARED TO SECOND QUARTER OF 1998

         Summit Environmental's revenues for Q2 1999 were flat compared to Q2 1998. Gross margin, however, was 42 percent for Q2 1999 compared to 36 percent for Q2 1998. This improvement in gross margin was primarily due to increase in sales of fire suppressant through revenue sharing agreements.

         Operating expenses increased significantly during Q2 1999 compared to Q2 1998. Marketing expenses increased from $34,305 in Q2 1998 to $56,004 in Q2 1999.

         Salaries increased by 72 percent in Q2 1999 compared to Q2 1998. The majority of the $20,000 increase was in salaries to officers of the company, specifically the addition of Paula Parker and Don Hendon.

         Amortization and depreciation increased by four-fold in Q2 1999 compared to Q2 1998. This reflects the acquisition by Summit of the patent rights to its fire suppressant.

         Summit had a net loss from operations of $193,535 for Q2 1999 compared to a net loss of only $3,827 on comparable sales for Q2 1998. As described above, this increase was due primarily to an increase in marketing expense and an increase in amortization and depreciation.

         RESULTS OF OPERATIONS - FIRST HALF OF 1999 COMPARED TO FIRST HALF OF
         1998

         Sales from operations increased by 32 percent for the first half of 1999 compared to the first half of 1998. Gross margin on these sales was 62 percent in the first half of 1999 compared to gross margin of only 36 percent in the first half of 1998.

         Operating expenses, however, increased by 173 percent during the first half of 1999 compared to those in the first half of 1998. The principal increases in operating expenses in the first half of 1999 were marketing - $79,449 as compared to $34,305 in the first half of 1998 - and depreciation and amortization - $96,036 as compared to only $8,923 in the first half of 1998.

         We experienced a net loss of $408,788 in the first half of 1999 as compared to a net loss of $42,856 in the first half of 1998. The loss per share of common stock was $0.05 for the first half of 1999 compared to a net loss per share of $0.09 in the first half of 1998.

         Our inventory increased from $399,060 at December 31, 1998 to $721,493 on June 30, 1999. This increase is deliberate and reflects an improvement in our ability to handle large orders we expect to receive this year.

         Other balance sheet items that reflect significant changes from December 31, 1998 to June 30, 1999 are cash - down from $744,704 to $260,987 and prepaid royalties - up from $250,000 to $400,000.

         The net loss of $408,788 during the first half of 1999 was financed partly from the $307,500 proceeds of sale of 121,800 shares of common stock and partly from $96,036 in amortization and depreciation.

         OUTLOOK

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

         Summit has recently entered into the following contracts or distribution agreements that we expect to produce the indicated results:

         1. We have entered into an exclusive distribution agreement with Convenience Service Group, a company that places products in over 130,000 convenience stores across the United States and Canada. For Convenience Service Group to maintain its exclusive distributorship for convenience stores, it must produce sales of $5,000,000 of FirePower 911(TM) during the first year of the agreement. It will place additional products of Summit in its convenience store network after FirePower 911(TM) is successfully introduced. FirePower 911(TM) will first hit the shelves between August 15 and September 1, 1999.

         2. Through International Aero, Inc. we have executed an agreement with a United Kingdom distributor with 40 sales representatives that cover the European Union. The initial order for our fire suppressants is expected to be $500,000. This marketing firm is a fire products sales organization.

         3. We have executed a contract with a New York City exporter that was granted the exclusive right to sell our fire suppressant products in thirteen countries in South America. The first year's product's quota for the exclusive distribution right is $925,000. The second year's quota is $1,600,000. The first shipment to the government in Chile has already been ordered - US$60,000 for five-gallon containers of FlameOut(TM) for the Forestry Service of Chile.

         4. We have developed a proprietary, biodegradable, crank wash cleaner called Ultimate Clean 668 that is manufactured by BioGenesis Enterprises, Inc. exclusively for us. Solar Turbines, Inc., a division of Caterpillar Inc., has approved the cleaner to be used on its turbine fleet. We are in the process of obtaining the approval by other turbine manufacturers to use Ultimate Clean 668 on their turbines.

         We already have, through our authorized representatives, a worldwide network to market and distribute this product, and purchase orders have been received for this product. We anticipate sales of approximately $460,000 from the Solar Turbines fleet during the rest of 1999.

         In addition to the above, we expect to commence a vigorous marketing effort using infomercials in September 1999. The producer of the infomercials is The Video Agency of Studio City, California. The initial preparation is being edited at Paramount Studios. Three direct response television ads will be extracted from this 30-minute production. The program will air nationally on either the Discovery, Learning, or Bravo Channels, or on CNBC. It will be rebroadcast once every other week for six months. We believe this program will generate investor interest, support the convenience store retail sales initiative and produce direct sales from the home office.

         Further, we are negotiating contracts with a Malaysian group for it to be a regional distributor in that region. During July, we executed agreements with distributors for Japan and Hong Kong. Production estimates cannot be made at this time, because we are awaiting official notice of the acceptance of our testing standard for both FirePower 911(TM) and FlameOut(TM).

         MANAGEMENT'S STATEMENT ON Y2K

         Summit's information technology system is Y2K compliant based on communications with our hardware and software providers and in-house testing. We have no non-information technology systems affecting business operations. We have no multiple computer systems.

         Third parties with whom we have material relationships have confirmed that they expect no business interruptions. We expect no cost directly relating to fixing Y2K issues, such as modifying software and hiring Y2K solution providers. We estimate no material lost revenues due to Y2K issues, and we are establishing a contingency plan.

         Summit's future results of operations and the other forward-looking statements contained herein involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the Company to obtain needed additional capital, loss of personnel - particularly chief executive officer B. Keith Parker - as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as the Company's fire suppressant or is able to discover the additives to the Company's fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the Company's fire suppressant products.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 27                 Financial Data Schedule

(B)      FORMS 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 6, 1999                  Summit Environmental Corporation, Inc.



                                       By/s/B. Keith Parker
                                         -------------------------------------
                                         B. Keith Parker, Chief Executive
                                         Officer

                               Index To Exhibits
                               -----------------

Exhibit
  No.                            Description
-------                          -----------
  27                             Financial Data Schedule