Form 10QSB/A
period 1999-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 1999-08-09
CIK 1057807

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

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.       PATENT

         On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase requires cash payments of $500,000 and 750,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc. The shares were issued on February 1, 1999.

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

         None

(B)      FORMS 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 9, 1999                  Summit Environmental Corporation, Inc.



                                       By/s/B. Keith Parker
                                         -------------------------------------
                                         B. Keith Parker, Chief Executive
                                         Officer