Form 10QSB
period 1999-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 1999-11-15
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

         As of September 30, 1999, there were 7,528,494 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                                  BALANCE SHEET

         As of the nine months ended September 30, 1999 and the twelve months ended December 31, 1998


                                               September 30, 1999   December 31, 1998
                                                   Unaudited             Audited
                                               ------------------   -----------------
                  ASSETS

CURRENT ASSETS
 Cash                                             $    114,808        $    744,704
 Accounts Receivable                                   179,699             173,456
 Less Allowance                                        (30,000)            (30,000)
 Inventory                                             713,546             399,060
 Accrued Income Tax Refund                               7,252               7,252
 Prepaid Expenses                                        4,865                --
                                                  ------------        ------------
  Total Current Assets                                 990,170           1,294,472
                                                  ------------        ------------

PROPERTY AND EQUIPMENT AT COST
 Equipment                                              77,059              21,203
 Accumulated Depreciation                               (6,008)             (1,942)
                                                  ------------        ------------
  Net Property and Equipment                            71,051              19,261
                                                  ------------        ------------

OTHER ASSETS
 Prepaid Royalties                                     450,000             250,000
 Organization Cost                                     129,291             129,291
 Less:  Accumulated Amortization                      (174,627)             (9,697)
 Patents and Licenses                                2,435,000           2,435,000
 Less:  Accumulated Amortization                          --               (23,792)
                                                  ------------        ------------
  Total Other Assets                                 2,839,664           2,780,802
                                                  ------------        ------------

TOTAL ASSETS                                      $  3,900,885        $  4,094,535
                                                  ============        ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                 $     23,742        $     19,201
 Accrued Liabilities                                    18,726              17,283
 Notes Payable - Related Party                         500,000             500,000
 Notes Payable - Other                                 130,730               1,738
                                                  ------------        ------------
  Total Current Liabilities                            673,198             538,222
                                                  ------------        ------------

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001; 10,000,000
  shares authorized, no shares issued                     --                  --
 Common stock, par value $.001; 40,000,000
  shares authorized, 7,528,494 & 7,406,694
  shares issued and outstanding respectively             7,529               7,406
 Additional Paid in Capital                          4,462,200           4,154,823
 Deficit Accumulated                                (1,242,042)           (605,916)
                                                  ------------        ------------
  Total Stockholders' Equity                         3,227,687           3,556,313
                                                  ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  3,900,885        $  4,094,535
                                                  ============        ============


        The accompanying notes are an integral part of these statements.

            SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended      Nine Months Ended
                                                         September 30, 1999    September 30, 1998
                                                             Unaudited              Unaudited
                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                             (636,126)             (315,797)
  Adjustments to reconcile net earnings (loss) to cash
   used in operating activities
  Amortization                                                     141,138                 2,709
  Depreciation                                                       4,066                 1,066
  Change in assets and liabilities
   Accounts receivable                                              (6,243)              (95,997)
   Inventory                                                      (314,486)             (226,337)
   Prepaid insurance                                                (4,865)                 --
   Prepaid royalties                                              (200,000)                 --
   Accounts payable                                                  4,541                63,743
   Accrued liabilities                                               1,443                10,099
                                                               ------------          ------------
    Net cash used in operating activities                       (1,010,532)             (560,514)
                                                               ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                            (55,856)              (18,855)
  Organization costs                                                  --                (142,041)
  Acquisition of licenses                                             --                (305,000)
                                                               ------------          ------------
    Net cash used in investing activities                          (55,856)             (465,896)
                                                               ============          ============

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                    133,966                 6,554
  Loan principal repayments                                         (4,974)               (3,558)
  Proceeds from sale of stock                                      307,500             1,517,100
                                                               ------------          ------------
   Net cash provided by financing activities                       436,492             1,520,096
                                                               ------------          ------------

NET INCREASE (DECREASE) IN CASH                                   (629,896)              493,686

Cash - Beginning of Period                                         744,704                 5,001
                                                               ------------          ------------

Cash - End of Period                                          $    114,808          $    498,687
                                                               ------------          ------------


        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                 Nine Months Ended
                                                September 30                      September 30
                                                 Unaudited                          Unaudited
                                        ----------------------------      ----------------------------
                                            1999             1998            1999             1998
                                        -----------      -----------      -----------      -----------
SALES                                   $     3,774      $    66,156      $    82,093      $   225,343

COST OF SALES                                 1,650            7,198           31,205           45,346
                                        -----------      -----------      -----------      -----------

GROSS PROFIT                                  2,124           58,958           50,888          179,997
                                        -----------      -----------      -----------      -----------

OPERATION EXPENSES
  General and administrative                182,485          338,383          551,836          484,509
  Depreciation and amortization              49,168             --            145,204            3,775
  Interest expense                              565              311              662              646
                                        -----------      -----------      -----------      -----------
    Total operating expense                 232,218          338,694          697,702          488,930
                                        -----------      -----------      -----------      -----------

NET EARNINGS (LOSS) FROM OPERATIONS        (230,094)        (279,736)        (646,814)        (308,933)

OTHER INCOME
  Interest income                               277            1,308            8,208            1,308
  Auto/Trailer Lease Income                   2,480             --              2,480             --
  Income tax expense                           --               --               --             (8,125)
                                        -----------      -----------      -----------      -----------
    Total other income (expense)              2,757            1,308           10,688           (6,817)
                                        -----------      -----------      -----------      -----------

NET EARNINGS (LOSS)                        (227,337)        (278,428)        (636,126)        (315,750)
                                        ===========      ===========      ===========      ===========


NET EARNINGS (LOSS) PER SHARE             (0.030197)       (0.050116)       (0.084911)       (0.067285)
                                        -----------      -----------      -----------      -----------

WEIGHTED AVERAGE SHARES                   7,528,494        5,555,623        7,491,670        4,692,723
                                        -----------      -----------      -----------      -----------


        The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "Company," at December 31, 1998 has been taken from the Company's audited financial statements at that date. The balance sheet at September 30, 1999, the statement of operations for the three months ended September 30, 1999 and the three months ended September 30, 1998, the nine months ended September 30, 1999 and the nine months ended September 30, 1998, and the statement of cash flows for the nine months ended September 30, 1999 and the nine months ended September 30, 1998 have been prepared by the Company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the Company.

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

         Per Share Information

         Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. Only basic earnings per share are shown, as there are no dilutive items. During 1998 a 33.6-for-one stock split of the Company's common stock was authorized. Net earnings (loss) per share have been adjusted to reflect the split on a retroactive basis.

2.       PATENT

         On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $500,000 and 750,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc., which were issued on February 1, 1999.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

5.       COMMON STOCK

         Common Stock Options

         The Company has adopted, and the shareholders have approved, a 1998 Stock Option Plan (the "Plan"). The Company is authorized, under the Plan, to grant to employees, directors and consultants up to 500,000 options to purchase Common Stock of the Company at prices determined by the directors or a Stock Option Committee. No options have been granted in accordance with this plan.

         Contingency Concerning Some Shares

         In 1998 the Company filed a registration statement with the Securities and Exchange Commission ("the Commission") on March 26, 1998 related to a proposed merger with Summit Technologies, Inc. Summit Technologies, Inc. subsequently sold, prior to the merger, 810,840 shares of its common stock in an offering intended to be exempt from registration pursuant to the provisions of Section 4 (2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission. Then, the merger occurred on December 2, 1998.

         It is possible, but not certain, that the filing of the registration statement by the Company and the manner in which Summit Technologies, Inc. conducted the sale of the 810,840 shares of common stock constituted "general advertising or general solicitation." General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provision of Regulation D, Rule 506 of the Commission. The Company does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, the Company would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 810,840 shares of common stock after March 26, 1998 and before the registration statement for the merger became effective. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question.

         Of the 810,840 shares of common stock, 54,000 shares were never funded, leaving 756,840 shares and $1,129,594 stockholder's equity that may be refunded. The last of the contingency stock was sold by the Company June 30, 1998.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


6.       RELATED PARTY TRANSACTIONS

         The following transaction occurred between the Company and related parties:

         The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see footnote number 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $250,000 as of December 31, 1998, and $450,000 as of September 30, 1999.

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

         RESULTS OF OPERATIONS - THIRD QUARTER OF 1999 COMPARED TO THIRD QUARTER OF 1998

         Summit Environmental's revenues for Q3 1999 were flat compared to Q3 1998. Gross margin was 62 percent for Q3 1999 compared to 89 percent for Q3 1998.

         Operating expenses decreased significantly during Q3 1999 compared to Q3 1998. Marketing expenses decreased from $156,617 in Q3 1998 to $38,820 in Q3 1999.

         Amortization and depreciation were $49,168 higher in Q3 1999 than Q3 1998. This is due in great part to the acquisition by Summit of the patent rights to its fire suppressant.

         Summit had a net loss from operations of $227,337 for Q3 1999 compared to a net loss of $278,428 for Q3 1998.

         RESULTS OF OPERATIONS--FIRST THREE QUARTERS OF 1999 COMPARED TO FIRST THREE QUARTERS OF 1998

         Sales from operations decreased by 35 percent for the first three quarters of 1999 compared to the first three quarters of 1998. Gross margin on these sales was 62 percent in the first three quarters of 1999 compared to gross margin of 64 percent in the first three quarters of 1998.

         Operating expenses, however, increased by 41 percent during the first three quarters of 1999 compared to those in the first three quarters of 1998. The principal increases in operating expenses in the first three quarters of 1999 were amortization and depreciation $145,204 compared to $3,775 in the first three quarters of 1998.

         We experienced a net loss of $636,126 in the first three quarters of 1999 as compared to a net loss of $315,750 in the first three quarters of 1998. The loss per share of common stock was $0.08 for the first three quarters of 1999 compared to a net loss per share of $0.07 in the first three quarters of 1998.

         Our inventory increased from $399,060 at December 31, 1998 to $713,546 on September 30, 1999. This increase is deliberate and reflects an improvement in our ability to handle large orders we expect to receive this year.

         Other balance sheet items that reflect significant changes from December 31, 1998 to September 30, 1999 are cash, down from $744,704 to $114,808, and prepaid royalties, up from $250,000 to $450,000.

         The net loss of $636,126 was financed partly from the $307,500 proceeds of sale of 121,800 shares of common stock, the $80,000 proceeds of sale of convertible notes and partly from $145,204 in amortization and depreciation.

         OUTLOOK

         This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

         Summit has recently entered into the following contracts or distribution agreements that we expect to produce the indicated results:

         1. We have entered into an exclusive distribution agreement with Convenience Service Group, a company that places products in over 130,000 retail grocery and convenience stores across the United States and Canada. For Convenience Service Group to maintain its exclusive distributorship for convenience stores, it must produce sales of $5,000,000 of FirePower 911(TM) during the first year of the agreement. It will place additional products of Summit in its convenience store network after FirePower 911TM is successfully introduced. FirePower 911(TM) will first hit the shelves by December 1, 1999. We have been approved by some major distributors: Core-Mark, MSM Solutions, Affiliated Food Store--Southwest, Fleming Foods, and Grocery Supply Company. Some of the retail chain store names are Tom Thumb/Randalls, Town and Country, Furrs, Harvest Food, Auschan, Coast to Coast, Albertsons, Minter Weisman, Walgreens, Holiday Foods, and Jewell Osco. The fulfillment transition begins November 15, 1999. An initial introductory advertising kickoff will begin being aired in Little Rock, Dallas, Fort Worth, Houston, and Albuquerque around December 10, 1999.

     2. Through International Aero, Inc., we have executed an agreement with a United Kingdom distributor with 40 sales representatives that cover the European Union. The initial order for FirePower 911(TM) and FlameOut(TM) has just been shipped and is for England and Finland. This marketing firm is a fire products sales organization. Product sales will be in the United Kingdom, throughout the European Union, and Scandinavia.

         3. We have executed a contract with a New York City exporter that was granted the exclusive right to sell our fire suppressant products in thirteen countries in South America. The first year's product quota for the exclusive distribution right is $925,000. The second year's quota is $1,600,000. Representatives are currently (November) in Brazil, Argentina and Chile securing initial shipments.

         4. We concluded 18 months of negotiations for distributor rights to Hong Kong/Singapore and Japan on September 30, 1999. Products have been submitted for testing and certification through Japanese Standards and the Chinese Environmental Agency in October. Further, we are negotiating contracts with a Malaysian group for it to be a regional distributor in that region.

         5. We have developed a proprietary, biodegradable, non-toxic cleaner called Ultimate Clean 668(TM) that is manufactured by BioGenesis Enterprises, Inc. exclusively for Summit. Solar Turbines, Inc., a division of Caterpillar Inc., has approved the cleaner to be used on its turbine (small horsepower jet engines) fleet. We are in the process of obtaining the approval by other turbine manufacturers to use Ultimate Clean 668(TM) on their turbines. FlameOut(TM) and Ultimate Clean 668(TM) are both being tested by the Department of the Navy.
With a military specification number, FAA approval for the turbine cleaner is in place. International Aero began calling on the major airlines that are their customers the week of November 8, 1999.

         6. FirePower 911(TM) has been approved for the Spring/Summer 2000 catalog for the Amway Corporation. Amway's distribution of its Spring/Summer 2000 gift catalog is over 3,000,000 copies. Additionally, Premier City Shopper, which services the customer bases for credit card companies (Visa, MasterCard, etc) has also approved FirePower 911TM for its member services program for Spring 2000.

         In addition to the above, we expect to commence a vigorous marketing effort using direct response television in December 1999. The producer of the infomercials is The Video Agency of Studio City, California. The initial preparation is being edited at Paramount Studios. Direct response television ads will be extracted from this 30-minute production. The program will air nationally on the Discovery, Learning, or Bravo Channels, or on CNBC. It will be rebroadcast once every other week for six months. We believe this program will generate investor interest, support the convenience and retail grocery sales initiative and produce direct sales from the home office. A 60-second FirePower 911(TM) support ad for the local retailers will begin December 10, 1999 on local CBS or local cable affiliates, where FirePower 911(TM) is on the shelves. (See paragraph 1 of "Outlook.")

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

         Summit's future results of operations and the other forward-looking statements contained herein involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the Company to obtain needed additional capital, loss of personnel--particularly chief executive officer B. Keith Parker--as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as the Company's fire suppressant or is able to discover the additives to the Company's fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the Company's fire suppressant products.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit 27        Financial Data Schedule

(b)      FORMS 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 10, 1999             Summit Environmental Corporation, Inc.



                                     By /s/ B. Keith Parker
                                        ----------------------------------------
                                        B. Keith Parker, Chief Executive
                                           Officer

                               INDEX TO EXHIBITS


 EXHIBIT
   NO.                            DESCRIPTION
----------                        -----------
Exhibit 27                   Financial Data Schedule