Form 10KSB40
period 1999-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2000-04-03
CIK 1057807

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $121,890.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $17,953,851 computed by reference to the $2.36 average of the bid and asked price of the Company's Common Stock on March 17, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,358,694 shares of Common Stock, $0.001 par value.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

Item        1.    Description of Business ...............................................................    5

                  Business Development ..................................................................    5
                  Principal Products ....................................................................    6
                  University Chemicals and Cleaners......................................................    7
                  Distribution Methods ..................................................................    7
                  Competition ...........................................................................    7
                  Raw Materials and Suppliers    ........................................................    8
                  Dependence on Major Customers .........................................................    8
                  Patents, Trademarks and Licenses ......................................................    8
                  Government Approval of Principal Products..............................................    9
                  Seasonality............................................................................    9
                  Research and Development...............................................................    9
                  Environmental Controls.................................................................    9
                  Year 2000 Computer Problem.............................................................    9
                  Number of Employees ...................................................................    9

Item     2.       Properties.............................................................................   10

                  Facilities.............................................................................   10

Item     3.       Legal Proceedings......................................................................   10

Item     4.       Submission of Matters to a Vote of Security Holders ...................................   10

Item     5.       Market for Common Equity and Related Stockholder Matters...............................   10

Item     6.       Management's Discussion and Analysis...................................................   11

                  Overview...............................................................................   11
                  Results of Operations..................................................................   13
                  Sales..................................................................................   13
                  Gross Margin...........................................................................   14
                  Operating Expenses.....................................................................   14
                  Net Income (Loss)......................................................................   14
                  Liquidity and Capital Resources........................................................   14
                  Outlook................................................................................   15

Item     7.       Financial Statements...................................................................   17

Item     8.       Changes In and Disagreements With Accountants on Accounting
                           and Financial Disclosure......................................................   29

Item     9.       Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act.............................   29

Item     10.      Executive Compensation.................................................................   32

Item     11.      Security Ownership of Certain Beneficial Owners and Management.........................   33

Item     12.      Certain Relationships and Related Transactions.........................................   34

                  Parents of the Company.................................................................   34

Item     13.      Exhibits and Reports on Form 8-K.......................................................   35

                  Signatures.............................................................................   36



ITEM     1.       DESCRIPTION OF BUSINESS.


         BUSINESS DEVELOPMENT

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

         In 1993, before the Company was organized, the Parkers and Moonlighting began to assess several products developed by BioGenesis Enterprises, Inc. of Springfield, Virginia ("BioGenesis"). BioGenesis develops and manufactures industrial products that are environmentally safe - generally, products that are biodegradable and nontoxic. By middle 1997, the Parkers and Moonlighting concluded that BioGenesis' products merited commercial exploitation. A trip to the Philippines was planned to determine if a fire suppressant product of BioGenesis' could be marketed there through personal contacts of the Parkers. A license was obtained from BioGenesis to market the fire suppressant. The named licensee was "B. Keith Parker and Moonlighting Distribution Corporation dba Moonlighting International." Moonlighting International was a trade name to be used by Moonlighting for any overseas marketing business.

         The trip to the Philippines resulted in the organization by local businessmen there of Moonlighting International Philippines, a company not affiliated with the Parkers' company, Moonlighting Distribution Corporation ("Moonlighting"). Moonlighting determined that the scope of activities that should be undertaken for the fire suppressant product exceeded the capabilities or business plan of Moonlighting. A company named Summit Technologies, Inc. (with whom the Company merged on December 2, 1998) was incorporated in August 1997 to organize, finance, and direct the marketing of BioGenesis' fire suppressant product and other products for which marketing licenses could be obtained and for which marketing expenses could be raised.

         After the organization of Summit Technologies, Moonlighting licensed to Summit Technologies the exclusive right to market products newly developed by Moonlighting and tested for marketing, Stressex(TM) and Poder 24(TM), and the non-exclusive right to market BioGenesis' fire suppressant products, FIREPOWER 911(TM) and FLAMEOUT(R), for which Moonlighting had earlier obtained certain distribution rights. Later, in April 1998, Summit Technologies entered into an agreement with Dr. Mohsen C. Amiran, the formula's inventor, and his company, BioGenesis, that would enable Summit Technologies to obtain ownership of all patent and other intellectual property rights associated with the fire suppressant upon the payment of $1 million cash and 750,000 shares of Common Stock of Summit Technologies. Then, on November 2, 1998, BioGenesis assigned to Summit Technologies the fire suppressant's patent and other intellectual property rights. The parties agreed for the Company to complete payment of its obligation to BioGenesis by December 1, 1999. The company completed the funding of this obligation on December 1, 1999.

         On December 2, 1998, Summit Technologies was merged into the Company.

PRINCIPAL PRODUCTS

         The Company distributes and markets or has initiated activities to distribute and market the following proprietary products. All of the products are manufactured exclusively by the Company.

         FIREPOWER 911(TM) and FLAMEOUT(R)

         These products are fire suppressants and retardants manufactured by the Company. FLAMEOUT(R) was developed by Dr. Mohsen C. Amiran and his company, BioGenesis, to be a replacement for Halon 1211. Halon 1211 was a widely used fire suppression and explosion protection agent. It was applied primarily as a wetting agent and was the fire-extinguishing agent of choice for many uses, such as most fire extinguishers. Its production was halted in 1994 by actions taken at the 1992 Geneva Peace Conference primarily because Halon 1211 has one of the higher ozone depletion potentials of any compound. Halon 1211 is still approved for certain limited mission-critical uses (such as ship- and shore-based crash, fire and rescue), but existing installations of Halon 1211 that are not mission critical must switch to an approved, acceptable alternative. The company is engaged with International Aero in accordance with the Federal Aviation Agency minimum performance initiative to find acceptable replacements for the onboard Halon fire extinguishers on commercial aircraft.

         In March 1994, Surfactant Blend A was certified by the USEPA-SNAP (Significant New Alternative Policy) which had been submitted by Dr. Mohsen C. Amiran. This was the first alternative to Halon 1211.

         The EPA has now approved at least ten other certified replacements for Halon 1211. Three of these are water, foam and carbon dioxide. In addition to these three, BioGenesis' Surfactant Blend A is approved for all wetting agent uses for both residential and commercial use. Some of the replacements were approved only for a limited time and then were phased out. Surfactant Blend A--Flameout(R) was listed in May 1997 by Underwriter Laboratories (listing number 7P21).

         FLAMEOUT(R) is marketed at one to three percent strength for use in extinguishing Class A fires (wood, cloth, paper, rubber and plastics) and is marketed at three to six percent strength for suppression of Class B fires (combustible liquids, gases and greases). Surfactant Blend A--FLAMEOUT(R) is also effective at ten percent strength in suppressing Class D fires (metals), but has not yet been submitted to Underwriters Laboratory for certification for Class D fire suppression.

         FLAMEOUT(R) reduces toxic smoke by encapsulating poisonous hydrocarbons, reduces heat approximately 70 percent faster than water does, prevents reflash, is safe to store and handle, leaves virtually no residue, is biodegradable, and otherwise is environmentally safe. It is nontoxic, but may irritate the eyes. It stores at between 25 degrees and 120 degrees Fahrenheit for prolonged periods.

         FIREPOWER 911(TM) contains Surfactant Blend A--FLAMEOUT(R) formula. FIREPOWER 911(TM) and FLAMEOUT(R) suppress and extinguish fires quickly. State fire codes prohibit products from being marketed as fire extinguishers without proper testing, listing, and rating. The Company has what it believes is the only AEROSOL fire suppressant in the worldwide marketplace that has obtained a fire extinguisher listing and rating. Having the only such product is believed by the Company to be significant for the Company's long-term marketing prospects. A new Non-Halon certification, with regard to residential fire extinguisher sales, leaves FIREPOWER 911(TM) in a class of its own.

         INDUSTRIAL CHEMICALS AND CLEANERS

         The Company distributes industrial chemicals and cleaners under the private label Ultimate Clean. The products were developed by Dr. Amiran and BioGenesis. BioGenesis concentrates its activities on developing, and then manufacturing for marketing by other companies, industrial-use products that are environmentally safe. The Company markets industrial chemicals and cleaners that it has introduced into its line of products.

         Due to perceived market demands, the Company, through Dr. Amiran, developed a turbine cleaner for jet engines. The original formula, ULTIMATE CLEAN 668(TM), was developed for Solar Turbines, a company owned by Caterpillar. Due to the capabilities realized by ULTIMATE CLEAN 668(TM), the Company, through International Aero, is introducing 668(TM) to the aviation industry and the United States Military.

         SAFETREE(TM), a fire retardant and beautification product for Christmas trees, has been developed by Dr. Amiran for the Company. This product seals a cut tree, aiding in the retaining of water while beautifying its finish. This process restricts the flammability of the treated tree. The Company is currently involved in pre-booking orders for grocery stores and mass merchandising for the Christmas 2000 season.

         DISTRIBUTION METHODS

         The Company markets products primarily through the development of strategic alliances, the first of which was with International Aero, Inc., for the aviation industry, the U. S. Military and the United States Gulf Coast petroleum industry. International Aero is the world's largest re-configuration and retrofit contractor for the aviation industry. Other alliances made by the Company for specific industries include e-commerce, catalogue sales, roofing, plumbing, heating and air conditioning, building materials, and retail grocery stores and convenience stores. The Company is preparing to launch sales efforts through infomercials and through direct television advertising. Internationally, the Company markets products through exclusive distribution agreements with revenue sharing clauses.

         Exclusive distribution agreements which the company has entered into include Philippines, England and the European Union, the Caribbean, Australia, New Zealand, Hong Kong, Singapore, Japan, Mexico, Argentina, Brazil, Chili, Uruguay, Paraguay, Venezuela, Peru, Ecuador, Columbia, Bolivia, Puerto Rico, and the Dominican Republic.

         COMPETITION

         The Company owns the patent and intellectual property rights to Surfactant Blend A--FLAMEOUT(R) and currently markets under that name only. Surfactant Blend A--FLAMEOUT(R) was the first formula approved under USEPA-SNAP guidelines after the global banning of Halon 1211. Its approval is for both commercial and residential use.

         The demise of the former fire suppressant of choice, Halon 1211, is a consequence of the 1992 Geneva Peace Conference, which mandated the phase out of Halon 1211 in all United Nations countries participating in the Conference. The banning is now global in scope.

         The Company believes that FLAMEOUT(R) is the finest fire suppressant in existence and that FIREPOWER 911(TM) is the only rated and listed fire extinguisher in an aerosol can in the marketplace today.

         RAW MATERIALS AND SUPPLIERS

         The raw materials for the Company's products are in abundant supply. The Company, by virtue of its purchase of the patent and intellectual property rights, retained Dr. Amiran and his company, BioGenesis, to formulate and package the Company's products on a cost-plus-10% basis.

         DEPENDENCE ON MAJOR CUSTOMERS

         The Company's markets are not dependent on one or a few major customers.

         PATENTS, TRADEMARKS AND LICENSES

         In mid-1997, Moonlighting and B. Keith Parker obtained a nearly worldwide license from BioGenesis for its fire suppressant products and improvements. See "Description of Summit Technologies' Business--Business Development." The excepted countries were most Arabic countries and the Scandinavian countries. On May 1, 1997, both of these areas, then under exclusive license to other companies, became available due to the existing licensees' failure to meet periodic sales quotas, and Parker and Moonlighting acquired licenses in these areas pursuant to the terms of their agreement with BioGenesis.

         In October 1997, this exclusive license from BioGenesis was assigned to Summit Technologies (which company was merged into the Company on December 2, 1998) in exchange for the payment to Moonlighting of $10,000, the issuance to Moonlighting of 350,000 shares of common stock of Summit Technologies, and the obligation to pay to Moonlighting a royalty of $0.50 for each 16 ounce can of FIREPOWER 911(TM) and $0.50 for each gallon of FLAMEOUT(R). Subsequently, the Company developed a new version of FIREPOWER 911(TM) in a one-liter can. This product bears AN obligation of $.40 per can payable to Moonlighting.

         On November 2, 1998 BioGenesis assigned to Summit Technologies (which company was merged into the Company on December 2, 1998) all patents and intellectual property rights associated with the fire suppressant products. See "Business Development" above. The obligation to pay licensing fees to BioGenesis merged with the acquisition of the patent rights and, accordingly, was extinguished. The obligation to pay the above-described royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting.

         The Company completed the purchase of the patent and intellectual property rights on December 1, 1999. During 1999, the obligation between the Company and BioGenesis was satisfied by $250,000 in cash and 875,000 shares of the Company's stock.

         Summit Technologies paid $20,000 for a perpetual license from its affiliated company, Moonlighting, for its STRESSEX(TM), PODER 24(TM) and TRIM-AWAY(TM) products. The license has no sales quota. Product prices are set at the prices Moonlighting was charging unrelated persons when the license was given to Summit Technologies, subject to adjustment only to the extent that Moonlighting's manufacturing costs increase due to increased product ingredient prices. The Company is not marketing these products at this time

         The Company has the right to private label its industrial chemicals and cleaning products formulated by Dr. Mohsen C. Amiran. The Company has agreements to obtain these products at cost. The Company will determine the wholesale, dealer, and retail pricing schematic. The Company and Dr. Amiran have a prearranged formula for percentage splits on these products, which is developed on a case-by-case basis by Keith Parker, the Company's Chief Executive Officer.

         GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

         BioGenesis obtained EPA approval in 1994 and Underwriter Laboratories listing in May 1997 for FLAMEOUT(R), (Listing No. 7P21). The previous approvals and listings have been registered in the Company's name.

         The Company's Ultimate Clean line has received the appropriate U.S. Government approvals for the industrial chemical and cleaning products.

         The fire suppressant products the Company distributes are subject to government regulation in most countries of the world. The existence of this regulation is of benefit to the Company. The Company's fire suppressants are the favored substitute for Halon 1211, the fire suppressant of choice in most of the world prior to the 1992 Geneva Peace Conference that implemented what today is a global banning of Halon 1211. The company obtained a rating and listing for FIREPOWER 911(TM) as a fire extinguisher in February 1999. FIREPOWER 911(TM) was tested to ANSI/UL8 and ANSI/UL711 according to NFPA standard 10.

         SEASONALITY

         There is no known seasonal aspect to the Company's business.

         RESEARCH AND DEVELOPMENT

         The Company has agreements with several companies that are conducting research and testing to produce new fire-fighting tools and new products.

         International Aero, Inc., the world's largest reconfigurator of commercial aircraft, has several projects underway. One is the development of an approved fire suppression agent, tested to the new minimum performance standards established by the FAA, that will be a replacement agent for the fire extinguishers in bathrooms and galleys on board all commercial aircraft which now contain Halon 1211. The Halon 1211 fire extinguishers are no longer (as of March 1999) protected for continued use under the classification of Mission Critical.

         Also, a non-toxic, biodegradable turbine cleaner has been developed by the Company for International Aero and for Solar Turbines, owned by Caterpillar, for the scheduled periodic cleanings required of jet engines. While there are a couple of cleaners available, Solar Turbines and International Aero cannot find an acceptable cleaner. The initial tests have been positive. The market is thousands of gallons of cleaner each month.

         ENVIRONMENTAL CONTROLS

         The Company is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

         YEAR 2000 COMPUTER PROBLEM

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

         NUMBER OF EMPLOYEES

         On December 31, 1999, the Company employed eight persons full time and no persons part time.

ITEM     2.       PROPERTIES

         The Company owns no plants or real property. It leases space for its offices and for storing inventory.

         FACILITIES

         The Company leases 2,115 square feet of space in Longview, Texas for its offices and for inventory storage at $1,961.50 per month. Additional space is available for leasing should more storage space be required for inventory. The Company believes all space requirements can be met at its present location for at least the next year.

ITEM     3.       LEGAL PROCEEDINGS

         On January 27, 2000, the Company received a citation, Cause No. CC-00-934-A, Infinity Broadcasting Corporation of Dallas d/b/a KLUV 98.7 FM and 1190 AM vs. Summit Environmental Corporation, Inc., which involves a disagreement as to the billing of radio advertising cost. The amount of the case is $58,346. It is the opinion of Company management and counsel that this case has no merit.

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM     5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Summit's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                  High             Low
                                  ----             ---
         1999:
                  2nd Qtr.       1.875            0.0
                  3rd Qtr.       0.875            0.3125
                  4th Qtr.       0.96875          0.375

Holders. Based on information provided by our transfer agent, the Company had 643 shareholders of record of its common stock on March 28, 2000.

         Dividends. The Company has paid no cash dividends since its inception, and it is unlikely that any cash dividend will be paid in the foreseeable future. There are no restrictions that would or are likely to limit the ability of the Company to pay dividends on its Common Stock, but it has no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. There are no dividend restrictions held by any creditor or other agreement to which the Company is a party.

         Recent Sales of Unregistered Securities. Subsequent to the effectiveness of the merger between the Company and Summit Technologies, Inc., the Company sold 283,854 shares of Common Stock in December 1998 and 121,800 shares of Common Stock from January 1999 through April 1999 to investors in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 506. No underwriter or broker-dealer was used. The shares were all sold for cash at $2.50 a share. Each of the purchasers was personally known to the Company and its directors prior to the offer made by the Company to sell such securities.

         On October 30, 1999, the Company made a private placement offering of 3,000,000 shares of Common Stock at 50 cents per share with purchase warrants of one warrant per 2 shares purchased. The warrants are exercisable through June 30, 2002 at $1.00 per share of Common Stock. The Company sold 1,964,000 of these shares during November and December 1999. In December 1999, the Company transferred 875,000 of these shares of Common Stock to BioGenesis Enterprises, Inc. in partial fulfillment of the Company's obligation to BioGenesis Enterprises, Inc. for patent rights and intellectual property to various fire suppression products.

ITEM     6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

         OVERVIEW

         The Company has completed a successful year in establishing marketing venues. Its vision is to market the Company's products through strategic alliances.

         Several such alliances have been formed with the theme of establishing a sound retail pricing structure for FIREPOWER 911(TM). Early on (July 1998 to March 1999), the Company was successful in getting FIREPOWER 911(TM) approved by Wal-Mart on a regional basis, first, and then elevated to full category status. Existing purchase orders were in hand.

         However, management was not comfortable on issues such as the terms for continuing fulfillment, insufficient timing for completion of orders based on manufacturing criteria unique to FIREPOWER 911(TM), and the possibility of delayed payments regardless of contractual terms. When the discounting of FIREPOWER 911(TM) was taken into consideration, management was not willing to jeopardize long term success for short-term gain. Therefore, an agenda was developed to first introduce FIREPOWER 911(TM) through marketing venues where discount pricing was not the primary negotiating factor.

         The marketing venues that were developed were retail grocery stores, convenience stores, catalogues, e-commerce, direct response television spots, and infomercials. By the end of 1999, the Company had positioned FIREPOWER 911(TM) in areas that met its criteria for establishing a retail pricing structure. Through Convenience Service Group, the Company's strategic alliance partner for retail grocery and convenience stores marketing, a successful test market was kicked off in Texas just prior to Christmas 1999. FIREPOWER 911(TM) was introduced into this market through Tom Thumb Supermarkets in the Dallas-Fort Worth, Texas area, Randall's Supermarkets in Houston, Texas and through United Supermarkets in Midland, Odessa, Lubbock and Amarillo, Texas. A 60-second directed television ad was introduced on the CBS and Fox Network affiliates in these cities, directing viewers to the local stores. Convenience Service Group's president is Dale Fowler, a past president of Core-Mark. Core-Mark places products in 47,000 convenience stores in the Western section of the United States. Dale has 32 years experience in non-food products distribution in the convenience and grocery store industry.

         During November 1999, FIREPOWER 911(TM) was presented to buyers at the Advantage Buyers Program Meeting for Grocery Supply Company. Grocery Supply Company is based in Sulphur Springs, Texas with additional warehouses in San Antonio, Oklahoma City and Kansas City. They provide products to 12,000 stores. The initial order to the stores represented at the Advantage meeting is scheduled for shipment on January 24, 2000. Additional regional product introductions are scheduled for New Mexico, Arkansas, Louisiana and Utah during the first quarter of 2000.

         In an effort to align the retailing efforts for FIREPOWER 911(TM) and additional retail products, the Company hired Tracy Fowler in December 1999 to begin as Vice-President of Marketing for retail sales effective January 3,

2000. Tracy came to the Company after serving ten years as the head buyer for the largest of the Core-Mark regional distribution centers, based in Salt Lake City.

         To further build a stable pricing base for FIREPOWER 911(TM) the Company, through one of its brokers, obtained product approval for FIREPOWER 911(TM) to appear in the Amway Spring-Summer 2000 gift catalog and in Healthy Living Catalogs. Healthy Living is a publication directed to households where there is either a confined person on the premises or someone disabled in the home.

         In the area of e-commerce, the Company created a website for FIREPOWER 911(TM), www.FirePower911.com. This website was linked to www.worldmall.com, a virtual mall on the Internet, which links to approximately 1300 search engines.

         In addition, the Company committed to an exclusive agreement with Adatom, the world's largest Internet shopping site, www.adatom.com. In the Spring of 2000, FIREPOWER 911(TM) will become the "product of the day" for Adatom on a regular rotating basis. Exposure is a key to e-commerce, and Adatom's treaties produce over 50,000,000 hits on its website annually.

         The Company entered into an agreement with United Telemedia for a sixty-day test market for FIREPOWER 911(TM). This initiative is designed to establish the criteria for a 30-minute infomercial for FIREPOWER 911(TM). The test program consists of 2000 scheduled airings of a 60-second commercial produced for the Company. This advertising campaign began March 2, 2000 and will air in selected cities for the test market.

         In 1999 an agreement was executed with a strategic alliance partner, International Aero, Inc. International Aero is the world's largest reconfiguration company for commercial aircraft. The Company and International Aero began working on the minimum performance standards requirements established by the Federal Aviation Agency during 1999. Heretofore, the handheld fire extinguishers on board all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called Mission Critical that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. During early 2000, the actual field tests of FLAMEOUT(R) on jet fuel and heptane will be conducted. Initial tests have demonstrated extraordinary performance.

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, the Company is developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. The Company's intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. The new product will be tested for performance by the United States Navy aircraft carrier fleet.

         The Company has developed a non-toxic, biodegradable turbine cleaner for use on jet engines. In only fifteen minutes, ULTIMATE CLEAN 668(TM) can remove enough residue from jet engine blades that the next flight would experience enough fuel savings to pay for the expense of the cleaning. The cleaning of the engines on planes is required as regular periodic maintenance. When fuel savings are considered, this means savings for the airlines. Currently used products produce a run-off residue with contamination by metal particles that find their way into the ground water. The first in a series of required tests began in November 1999, for the purpose of establishing ULTIMATE CLEAN 668(TM) as non-corrosive regarding eight different metals. With the completion of the corrosive metals tests, actual onboard tests will begin in order for the Company to obtain a military specification number for ULTIMATE CLEAN 668(TM).

         Initial sales of ULTIMATE CLEAN 668(TM) have already begun with Solar Turbines. Solar manufactures lOW horsepower jet engines that provide power for remote areas such as offshore platforms and pipelines. ULTIMATE CLEAN 668(TM) was specified by Solar during 1999.

         Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. Our existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. During January 2000, the actual state fire department tests will take place.

         In the Japanese, Hong Kong and Singapore markets, we have submitted the same testing and certification documentation to authorities for each country's government. Agencies' preliminary approvals have been received. The Company will have to fill product orders to Japanese specifications, which are different than the procedures used currently. It is anticipated that the Company will soon receive an initial product order for test marketing purposes.

         RESULTS OF OPERATIONS

         The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the period ended December 31, 1999:




Year ended December 31                        1999             1998

Sales                                       100.0%             100.0%
Cost of Sales                                 36.0              26.5
                                            ------            ------
Gross Margin                                  64.0              73.5
                                            ------            ------
Operating Expenses and
   Accounting Changes                        887.5             437.8
Other Income and Expenses, Net               (11.0)             (6.8)
                                            ------            ------
                                             876.5             431.0
                                            ------            ------
Net income (loss)                           (812.5)%          (357.5)%
                                            ======            ======

         SALES

         Sales for 1999 decreased $58,992 or 33% from the prior year. Management devoted considerable attention during 1999 to certain organizational matters:

o Completed the funding of the purchase of the patent and intellectual property rights for FlameOut(R) and FirePower 911(TM).

o Cleared our common stock for trading (SEVT) on the OTC Bulletin Board in April 1999.

o Executed strategic alliance partner agreements with the following companies and their specific industries:

         1. International Aero, Inc.--Aviation industry, United States military and the United States Gulf Coast petroleum industry.

         2. Convenience Service Group--Retail grocery and convenience stores--United States and Canada.

         3. Proformance Marketing--Roofing, heating and air conditioning, and plumbing industries.

         4.       Adatom, Inc.--E-commerce for FirePower
                  911(TM)--www.adatom.com.

         5. Home office e-commerce site, firepower911.com, linked to www.worldmall.com.

         6. Catalogue sales approved for 2000 through Amway's Spring and Summer Gift Catalogue and Healthy Living Catalogue.

o Executed exclusive international distribution agreements with the following countries:

         Japan - Hong Kong - Singapore - Australia - New Zealand - Chile - Argentina - Bolivia - Columbia - Ecuador - Venezuela - Uruguay - Paraguay - Peru - Mexico - Puerto Rico - Dominican Republic - Brazil - England and the European Union - the Caribbean Corridor

o        Retail distribution product vendor approvals:

         MSM Solutions. - Tom Thumb Supermarkets - Randall's Supermarkets - Flemming Foods - United Supermarkets - Furr's Supermarkets - CoreMark
         - Grocery Supply Company

         These product approvals produce a potential of over 80,000 retail outlets for the distribution of FirePower 911(TM).

         GROSS MARGIN

         Gross margin in 1999 decreased to 64.0% of sales from 73.5% of sales in 1998. Sales have not yet reached a level to reflect a gross margin percentage with accuracy.

         OPERATING EXPENSES

         Operating expenses for 1999 increased by $170,619 over 1998's operating expenses of $791,871. Amortization expense increased by $129,337 over 1998's amortization. 1998 amortization on the Company's intellectual property was for only two months compared to twelve months for 1999. 1999 marketing costs decreased by $86,917 compared to 1998. Officer salaries increased by $50,963 over 1998's officer salaries of $104,240. Two officers did not begin to receive salary until May 1998. Office salaries increased by $37,834 over 1998 office salaries of $59,906, due to the addition of two employees.

         "Cumulative effect on prior years of the change in accounting principle," $119,594. See "Recent Accounting Pronouncements" in "NOTES TO FINANCIAL STATEMENTS." This represents organizational cost paid in 1998 classified as an asset and amortized in 1998. Generally accepted accounting principles require the unamortized portion to be written off in 1999.

         NET INCOME (LOSS)

         The Company had a net loss of $991,274 during 1999, as compared to a net loss of $646,678 during 1998. The years 1999 and 1998 were years of organization--both corporate organization, as reflected in the merger between the Company and Summit Technologies, and product and marketing organization, as reflected in the acquisition of all rights related to the Company's fire suppressant products and in the efforts exerted to introduce the fire suppressant products to major purchasers and distributors of these products. These efforts, while properly accounted for as expenses, represent major investments by the Company in the future marketing of its fire suppressant products.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative cash flow from operations of $1,263,755 in 1999 and negative cash flow from operations of $1,285,276 in 1998. Major contributors to the 1999 negative cash flow from operations were the $991,274 net loss from operations, $330,124 in additions to inventory, and $250,000 increase in prepaid royalties. Major contributors to the 1998 negative cash flow from operations were the $646,678 net loss from operations,

$100,645 increase in accounts receivable, $384,484 in additions to inventory and $250,000 increase in prepaid royalties.

         The Company had negative cash flow from investing activities of $200,494 in 1998. The major components of 1998's negative cash flow from investing activities were organization costs of $129,291 related to the merger between the Company and Summit Technologies and $50,000 in the acquisition of licenses.

         The Company was able to stay liquid only from the sale of $1,134,500 of its common stock during 1999 and $2,223,735 of its common stock during 1998. At year-end 1999, the Company had $585,857 cash on hand.

         The Company has received indications from several prospective buyers of its fire suppressant and industrial cleaner products that a considerable market for these products will develop during 2000. See "Outlook" below. The Company believes it will not need to raise additional capital during 2000.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         The Company believes that, with the approval, listing and rating of FIREPOWER 911(TM) as a fire extinguisher, a niche market can be created. This is supported by actions taken by the USEPA, which has been mentioned previously, and actions of the Connecticut State Fire Marshall's Office and the California State Fire Marshall's Office.

         The formula for FIREPOWER 911(TM) and FLAMEOUT(R) is one of only a few suppressing agents certified by the EPA as a replacement for the globally banned fire agent, Halon 1211. Initially, the Connecticut State Fire Marshall's Office notified the Company that its aerosol fire suppressant, FIREPOWER 911(TM), was to be removed from the shelves of Home Depot, because it was not listed and rated as a fire extinguisher. All other aerosol can products representing that they were fire extinguishers were also to receive the same notification. While the Company was not marketing FIREPOWER 911(TM) as a fire extinguisher at that time, the other aerosol fire suppressors subject to this action were touting their products to be fire extinguishers.

         Due to the capabilities of FLAMEOUT(R), the Company applied for the minimum fire extinguisher rating in order to establish FIREPOWER 911(TM) as a fire extinguisher and satisfy the State Fire Codes. The specific fire code is ANSI/UL8 and ANSI/UL711, set forth in the NFPA Standard 10. NFPA 10 establishes the requirements for listing and rating portable fire extinguishers.

         In February 1999, the Company completed the listing and rating requirements, placing FIREPOWER 911(TM) in a class of its own, the only listed and rated fire extinguisher in an aerosol can available in the global marketplace. In March 1999, the Company received a letter from the Connecticut State Fire Marshall's Office certifying that the Company's FIREPOWER 911(TM) had satisfied their fire code requirements.

         The California State Fire Marshall's Office notified the Company in July 1999 that California had a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This is a new area, termed Non-Halon Certification, and means that any portable fire extinguisher whose marketing intent is directed to the residential and individual use market must contain a formula that has been certified as Non-Halon. FLAMEOUT(R) is the first of seven permanent listed and certified replacements for Halon 1211. It is the only product that can meet this requirement due to the type of approval for FLAMEOUT(R). The approval is for residential as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories has completed the application process on behalf of the Company, meeting the California Non-Halon requirements.

         With these requirements, approvals, listings, certifications, and confirmations, the Company has positioned FIREPOWER 911(TM) to become the only product that can be sold in the retail residential market in California. The completion of this certification will place FIREPOWER 911(TM) as the only product that can survive this process, according to the California State Fire Marshall's Office.

         In other states where Non-Halon certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) is the only product that possesses the validated listing and rating for an aerosol fire extinguisher.

         The Company spent all of 1999 preparing, submitting and obtaining these direct and crucial marketing positions. The concepts for marketing, now that strategic positioning has been accomplished, are discussed in Management's Discussion and Analysis.

         The Company's negotiations with International Aero have resulted in an exclusive distribution agreement for the aviation industry and the military that was executed in January, 1999. During 2000, FLAMEOUT(R) will be submitted by International Aero as the agent to replace Halon in the onboard handheld fire extinguishers. In March 1999, the Federal Aviation Agency published the Minimum Performance Standards, which is the requirement guideline for finding the selected firefighting agent to qualify for this mandatory replacement.

         Two major criteria for the selected agent are that the agent must be an EPA-SNAP certified replacement for Halon 1211, and the agent must possess near zero toxicity levels.

         FLAMEOUT(R) meets both these requirements. We have previously discussed the EPA issues surrounding FlameOut(R). Additionally, FLAMEOUT(R) has an HMIS reactivity rating of 0-0-0-B, certifying that it is a non-toxic agent.

         FLAMEOUT(R) will be demonstrated April 11-13 in Wisconsin, at the NFPA 18 fire suppressant testing meeting. The Company expects this event to begin the exposure of FLAMEOUT(R) in the upper echelons of firefighting products worldwide.

         International marketing agreements were negotiated and executed during 1999. A key element of these agreements is the revenue sharing clause that provides the Company profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached during 1999 included Australia, New Zealand, Hong Kong, Singapore, Japan, England and the European Union, the Dominican Republic, Brazil, Argentina, Chile, Peru, Ecuador, Paraguay, Uruguay, Puerto Rico, Venezuela, Columbia, Bolivia and Mexico. The Company spent all of 1999 assisting our distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries.

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

ITEM     7.       FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Summit Environmental Corporation, Inc.
Longview, Texas


We have audited the accompanying balance sheet of Summit Environmental Corporation, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999 and the period from August 14, 1997 (date of incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Environmental Corporation, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and the period from August 14, 1997 (date of incorporation) to December 31, 1999, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Company changed its method of accounting for organization costs in 1999.



LANE GORMAN TRUBITT, L.L.P.

/s/ LANE GORMAN TRUBITT, L.L.P.

Dallas, Texas
January 20, 2000

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               December 31, 1999

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $   585,857
  Accounts receivable, less allowance of $44,000                                    121,420
  Inventory                                                                         729,184
  Prepaid insurance                                                                   3,172
                                                                                -----------
         Total current assets                                                     1,439,633
                                                                                -----------

PROPERTY AND EQUIPMENT - AT COST
  Automobiles                                                                        50,433
  Office furniture and equipment                                                     22,606
  Leasehold improvements                                                              4,453
  Accumulated depreciation and amortization                                          (9,915)
                                                                                -----------
         Net property and equipment                                                  67,577
                                                                                -----------

OTHER ASSETS
  Prepaid royalties                                                                 500,000
  Patent and licenses, net of accumulated amortization of $186,117                2,248,882
                                                                                -----------
         Total other assets                                                       2,748,882
                                                                                -----------
         Total assets                                                           $ 4,256,092
                                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                                              $    11,401
  Accrued payroll                                                                    16,717
  Notes payable - current portion                                                    11,579
                                                                                -----------
         Total current liabilities                                                   39,697
                                                                                -----------

LONG-TERM OBLIGATIONS
  Notes payable - less current portion                                               36,856
                                                                                -----------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000 shares
    authorized; no shares issued                                                         --
  Common stock, par value $.001; 40,000,000 shares
    authorized; 10,358,694 shares issued and outstanding                             10,358
 Additional paid-in capital                                                       5,766,371
 Deficit accumulated in development stage                                        (1,597,190)
                                                                                -----------
         Total stockholders' equity                                               4,179,539
                                                                                -----------
         Total liabilities and stockholders' equity                             $ 4,256,092
                                                                                ===========


The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                            Year Ended December 31,             Period from
                                                                       ------------------------------       August 31, 1997 to
                                                                           1999               1998           December 31, 1999
                                                                       -----------        -----------       ------------------
SALES                                                                  $   121,890        $   180,882            $   377,121

COST OF SALES                                                               43,402             47,980                100,847
                                                                       -----------        -----------            -----------

  Gross profit                                                              78,488            132,902                276,274
                                                                       -----------        -----------            -----------

OPERATING EXPENSES
    Advertising                                                                946             10,666                 12,212
    Amortization                                                           162,326             32,989                195,815
    Automobile expenses                                                     28,135             21,184                 49,919
    Consulting fees                                                             --             29,994                 29,994
    Contract services                                                        1,482              1,863                  3,345
    Depreciation                                                             7,973              1,942                  9,915
    Dues and subscriptions                                                   7,081                 --                  7,081
    Insurance                                                               22,428             14,775                 37,203
    Marketing                                                              153,618            240,535                395,053
    Miscellaneous                                                            8,774              7,197                 16,966
    Licenses and permits                                                     5,118             22,425                 27,543
    Office expenses                                                         20,168             22,163                 44,061
    Officer compensation                                                   155,203            104,240                268,443
    Postage and delivery                                                    21,460             14,740                 37,561
    Printing and reproduction                                                  251              4,308                  5,443
    Professional fees                                                       53,849             32,576                 86,725
    Contributions                                                            1,045              1,135                  2,180
    Bad debt expense                                                        14,452             30,000                 44,452
    Rent                                                                    51,208             34,248                 85,456
    Repairs                                                                  4,456              5,041                  9,497
    Research and development                                                 4,504                 --                  4,504
    Royalties                                                                5,780                 --                  5,780
    Salaries - office                                                       97,740             59,906                157,646
    Commissions                                                              3,000             16,233                 19,233
    Taxes                                                                    4,879              2,349                  7,228
    Payroll taxes                                                           21,673             13,829                 35,502
    Telephone and utilities                                                 30,922             20,101                 51,023
    Travel and entertainment                                                56,128             47,432                103,560
    Warranty expense                                                        17,891                 --                 17,891
                                                                       -----------        -----------            -----------
      Total operating expenses                                             962,490            791,871              1,771,231
                                                                       -----------        -----------            -----------

Net loss from operations                                                  (884,002)          (658,969)            (1,494,957)

OTHER INCOME (EXPENSE)
    Interest income                                                          9,237              5,039                 14,276
    Interest expense                                                        (3,145)                --                 (3,145)
    Miscellaneous                                                            6,230                 --                  6,230
                                                                       -----------        -----------            -----------
                                                                            12,322              5,039                 17,361
                                                                       -----------        -----------            -----------

Net loss before income tax                                                (871,680)          (653,930)            (1,477,596)

Income taxes                                                                    --              7,252                     --
                                                                       -----------        -----------            -----------

Net loss before cumulative effect of the
  change in accounting principle                                          (871,680)          (646,678)            (1,477,596)

Cumulative effect on prior years of the change in
  accounting principle, net of tax                                        (119,594)                --               (119,594)
                                                                       -----------        -----------            -----------
NET LOSS                                                               $  (991,274)       $  (646,678)           $(1,597,190)
                                                                       ===========        ===========            ===========

NET LOSS PER SHARE before                                              $     (0.11)       $     (0.13)           $     (0.25)
  cumulative effect of the change in accounting principle

Cumulative effect on prior years of the change in
accounting principle                                                         (0.02)                --                  (0.02)
                                                                       -----------        -----------            -----------
NET LOSS PER SHARE                                                     $     (0.13)       $     (0.13)           $     (0.27)
                                                                       ===========        ===========            ===========

WEIGHTED AVERAGE SHARES                                                  7,611,845          5,161,596              5,904,313







The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                         (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the period from August 14, 1997 to December 31, 1999


                                                                                                         Deficit
                                                                                                       Accumulated
                                                               Common Stock                                in
                                                       ---------------------------      Additional     Development
                                                          Shares          Amount     Paid-in Capital      Stage            Total
                                                       -----------     -----------   ---------------   -----------     -----------
Balances, August 14, 1997                                       --     $        --     $        --     $        --     $        --

Issued for cash ($.46 per share)                           100,000           1,000          45,000              --          46,000
Net earnings                                                    --              --              --          40,762          40,762
                                                       -----------     -----------     -----------     -----------     -----------

Balances, December 31, 1997                                100,000           1,000          45,000          40,762          86,762

Adjustment for 33.6-for-1 stock split                    3,260,000           2,360          (2,360)             --              --
Sale of 500,000 shares ($.20 per share)                    500,000             500          99,500              --         100,000
Sale of 1,000,000 shares ($.29 per share)                1,000,000           1,000         289,000              --         290,000
Merger with Summit Environmental Corporation Inc.
  (the "Company") 750,000 shares (.001 per share)          750,000             750            (750)             --              --
Sale of 250,000 shares ($.60 per share)                    250,000             250         149,750              --         150,000
Sale of 384,840 shares ($2.50 per share)                   384,840             385         961,715              --         962,100
122,000 shares issued for services ($.14 per share)        122,000             122          17,372              --          17,494
750,000 shares issued for patent ($2.50 per share)         750,000             750       1,874,250              --       1,875,000
Sale of 289,854 shares ($2.49 per share)                   289,854             289         721,346              --         721,635
Net loss                                                        --              --              --        (646,678)       (646,678)
                                                       -----------     -----------     -----------     -----------     -----------

Balances, December 31, 1998                              7,406,694           7,406       4,154,823        (605,916)      3,556,313

Sale of 123,000 shares ($2.50 per share)                   123,000             123         307,377              --         307,500
Sale of 1,704,000 shares ($.50 per share)                1,704,000           1,704         850,296              --         852,000
Return of 10,000 shares ($2.50 per share)                  (10,000)            (10)        (24,990)             --         (25,000)
Conversion of long-term debt to 260,000
  shares ($0.50 per share)                                 260,000             260         129,740              --         130,000
Correction of shares outstanding                            (1,200)             --              --              --              --
Issuance of 875,000 shares ($.40 per share) as
   satisfaction for related party note payable             875,000             875         349,125              --         350,000
Net loss                                                        --              --              --        (991,274)       (991,274)
                                                       -----------     -----------     -----------     -----------     -----------

Balances, December 31, 1999                             10,357,494     $    10,358     $ 5,766,371     $(1,597,190)    $ 4,179,539
                                                       ===========     ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                SUMMIT ENVIRONMENTAL CORPORATION, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS



                                                                       Year Ended December 31,                Period from
                                                                   ------------------------------         August 31, 1997 to
                                                                       1999               1998             December 31, 1999
                                                                   -----------        -----------         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $  (991,274)       $  (646,678)            $(1,597,190)
  Adjustments to reconcile net loss to cash
     used in operating activities
      Amortization                                                     162,326             32,989                 195,815
      Bad debt expense                                                  14,452             30,000                  44,452
      Cumulative effect of change in accounting principle              119,594                 --                 119,594
      Depreciation                                                       7,973              1,942                   9,915
      Common stock issued for services                                      --             17,494                  17,494
      Change in assets and liabilities:
      Accounts receivable                                                7,584           (100,645)               (165,872)
      Inventory                                                       (330,124)          (384,484)               (729,184)
      Prepaid expenses                                                (253,172)          (250,000)               (503,172)
      Refundable income taxes                                            7,252             (7,252)                     --
      Accounts payable                                                  (7,800)            11,327                  11,401
      Accrued liabilities                                                 (566)            10,031                  16,717
                                                                   -----------        -----------             -----------
      Net cash used in operating activities                         (1,263,755)        (1,285,276)             (2,580,030)
                                                                   -----------        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                 (4,523)           (21,203)                (25,726)
  Organization costs                                                        --           (129,291)               (129,291)
  Acquisition of licenses                                                   --            (50,000)                (60,000)
                                                                   -----------        -----------             -----------
      Net cash used in investing activities                             (4,523)          (200,494)               (215,017)
                                                                   -----------        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                        130,000              6,554                   6,554
  Loan principal repayments                                             (5,069)            (4,816)                 (9,885)
  Loan principal repayments - related party                           (150,000)                --                (150,000)
  Proceeds from sale of stock                                        1,134,500          2,223,735               3,534,235
                                                                   -----------        -----------             -----------
      Net cash provided by financing activities                      1,109,431          2,225,473               3,380,904
                                                                   -----------        -----------             -----------

NET INCREASE (DECREASE) IN CASH                                       (158,847)           739,703                 585,857

Cash - Beginning of period                                             744,704              5,001                      --
                                                                   -----------        -----------             -----------

Cash - End of period                                               $   585,857        $   744,704             $   585,857
                                                                   ===========        ===========             ===========

SUPPLEMENTAL INFORMATION
  Cash paid for interest                                           $     3,145        $       723             $     3,868
  Cash paid for income taxes                                                --              7,252                   7,252
  Issuance of common stock for patent                                       --          1,875,000               1,875,000
  Issuance of note payable for patent                                       --            500,000                 500,000
  Issuance of notes payable to purchase equipment                       51,766                 --                  51,766
  Conversion of notes payable to common stock                          350,000                 --                 350,000
  Conversion of long-term debt to common stock                         130,000                 --                 130,000


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

       Recent Accounting Pronouncements

       During 1999 the Company changed its method of accounting for organizational costs to conform with new requirements of the American Institute of Certified Public Accountants Statement of Position 98-5. The effect of this change was to increase the net loss for 1999 by $93,736 ($0.01 per share). Financial statements for 1998 have not been restated, and the cumulative effect of the change of $119,594 ($0.01 per share) is shown as a one-time charge to operations in the 1999 statement of operations.

       The Financial Accounting Standards Board has released SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage loans Held for Sale by a Mortgage Banking Enterprise," SFAS 135, "Rescission of SFAS Statement No. 75 and Technical Corrections," SFAS 136, "Transfers of Assets to a Not-for-Profit or Charitable trust That Raises or Holds Contributions for Others," and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of SFAS Statement No. 133." The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

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

       Intangible Assets

       Patents and licenses are recorded at cost. Amortization is computed on the straight-line method over fifteen years.

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

       The estimated service lives used in determining depreciation and amortization are:

              Description                           Estimated Service Life
              -----------                           ----------------------

              Automobiles                                   5 years
              Office furniture and equipment              5 - 7 years
              Leasehold improvements                        4 years

       Advertising and Marketing

       Advertising and marketing costs are expensed as incurred, which totaled $154,564 and $251,201 for 1999 and 1998, respectively.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       Per Share Information

       Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. Only basic earnings per share are shown, as there are no dilutive items. During 1998 a 33.6-for-one stock split of the Company's common stock was authorized. Net loss per share has been adjusted to reflect the split on a retroactive basis.

                     Summit Environmental Corporation, Inc.
                         NOTES TO FINANCIAL STATEMENTS




2.     PATENT

       On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $500,000 and 875,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc.

3.     LICENSES

       Licenses for limited exclusive marketing rights to various herbal health products have been acquired for fees totaling $60,000 from a related party. Under the agreements, the Company must meet annual production quotas. The grantor of the licenses is the manufacturer/supplier of the products.

4.     LEASES

       The Company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2000. Rent expense for all operating leases was approximately $70,400 and $50,700 for 1999 and 1998, respectively.

       At December 31, 1999, approximate rental commitments under all noncancellable leases having terms in excess of one year are as follows:

              Year Ending
              December 31,
              ------------
                  2000                                $  20,500
                  2001                                    8,200
                  2002                                      500
                                                      ---------
              Total minimum lease payments            $  29,200
                                                      =========

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

       In September 1999, the Board of Directors granted options to purchase 350,000 shares of common stock to employees and directors pursuant to the Plan.

                     Summit Environmental Corporation, Inc.
                         NOTES TO FINANCIAL STATEMENTS




5.     COMMON STOCK (Continued)

       Common Stock Options (Continued)

       The following schedule summarizes the changes in the Plan for the two years ended December 31, 1999:

                                                                         Option Price
                                                                 -------------------------
                                                   Number of                  Total Option
                                                     Shares      Per Share        Price
                                                   ---------     ---------    ------------
       Outstanding at December 31, 1997                  --        $     --     $     --

       For the year ended December 31,1998:
            Granted                                      --              --           --
            Exercised                                    --              --           --
                                                   --------        --------     --------

       Outstanding at December 31, 1998                  --              --           --
       For the year ended December 31,1999:
            Granted                                 350,000            1.00      350,000
            Exercised                                    --              --           --
                                                   --------        --------     --------

       Outstanding at December 31, 1999             350,000        $   1.00     $350,000
                                                   ========        ========     ========
       (90,000 exercisable)

       Warrants

       During 1999, the Company issued warrants to acquire 982,000 shares for $1.00 per share through June 30, 2002 in connection with a private placement.

       In compliance with Statement of Financial Accounting Standards No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:


                                                   1999                                        1998
                                ------------------------------------------- --------------------------------------------
                                    As Reported            Pro forma            As Reported             Pro forma
                                    -----------            ---------            -----------             ---------
      Net loss                           $ (991,274)         $ (1,036,560)           $ (646,678)            $ (646,678)
      Loss per share                       $  (0.13)             $  (0.14)             $  (0.13)              $  (0.13)

       The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk free interest rate 6.78%, expected life 10 years; expected volatility 162%; dividend yield 0%; and an exercise price of $1.00. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS




5.       COMMON STOCK (Continued)

         Contingency Regarding Some Shares

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

         It is possible, but not certain, that the filing of the registration statement by SECI and the manner in which the Company conducted the sale of the 810,840 shares of common stock constituted "general advertising or general solicitation" by the Company. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provision of Regulation D, Rule 506 of the Commission. The Company does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, the Company would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 810,840 shares of common stock after March 26, 1998. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. As of year end, the Company has refunded 10,000 shares. The refund period has expired and no further refunds are required.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the Company and related parties:

         The Company and another business with common shareholders share office space and the related expenses.

         Sales totaling $60,114 and $49,852 were made to related parties in 1999 and 1998, respectively.

         At December 31, 1999 receivables from related parties totaled $56,395.

         Included in miscellaneous income at December 31, 1999 is $6,230 of rental income received from a related party for vehicles leased on a month-to-month basis.

         The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $500,000 and $250,000 as of December 31, 1999 and 1998, respectively.

         During 1998, the Company purchased a license for herbal health products from an entity with common shareholders and management members of the Company, and paid $60,000 for such costs.

         During 1998, the Company paid $20,000 for consulting services to an officer of the Company.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS




7.       CONCENTRATIONS

         Approximately 66% and 55% of sales were made to two customers in 1999 and 1998, respectively. Accounts receivable from those customers were $74,451 in 1999.

8.       INCOME TAXES

         Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

         Deferred income taxes and liabilities arise principally from the temporary differences between financial statement and income tax recognition of depreciation and amortization, bad debts and net operating losses

         The deferred tax assets in the accompanying balance sheet include the following components:


                                                                 1999            1998
                                                              ---------        ---------
         Deferred tax assets:
         Deferred tax asset - current                         $  14,960        $  10,200
         Deferred tax asset - noncurrent                        530,389          187,700
         Valuation allowance                                   (542,766)        (197,900)
                                                              ---------        ---------
           Deferred tax assets, net                               2,583               --
                                                              ---------        ---------

         Deferred tax liabilities:
         Current                                                  2,583               --
         Noncurrent                                                  --               --
                                                              ---------        ---------
                                                                  2,583               --
                                                              ---------        ---------
                                                              $      --        $      --
                                                              =========        =========

                  The valuation allowance was established to reduce the deferred tax asset for the amounts that will more likely than not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforward. The valuation allowance increased 344,866 and 197,900 in 1999 and 1998, respectively. The Company has a net operating loss carryforward of approximately $1,471,000 of which $582,000 expires in 2018 and $889,000 expires in 2019.

9.       NOTES PAYABLE

                  As of December 31, 1999, the Company was obligated under two notes payable, described as follows:


                                                     Interest      Monthly
 Creditor            Collateral       Maturity         Rate        Payment         Total
----------           ----------       --------       ---------   ----------     ----------
Bank of America      RV Trailer    August 25, 2004     9.75%      $     422     $   18,944
Austin Bank          Truck         August 15, 2003     8.00%            776         29,491
                                                                  ---------     ----------
                                                                  $   1,198         48,435
                                                                  =========
                Less current portion                                               (11,579)
                                                                                ----------
                                                                                $   36,856
                                                                                ==========

                  Interest costs incurred and charged to expense for 1999 and 1998 were $3,145 and $723, respectively.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS




9.       NOTES PAYABLE (Continued)

         The aggregate maturities of notes payable for each of the five years subsequent to December 31, 1999 are as follows:


                  2000                                                                  $           11,579
                  2001                                                                              11,521
                  2002                                                                              12,547
                  2003                                                                              10,526
                  2004                                                                               2,262
                                                                                        ------------------
                                                                                        $           48,435
                                                                                        ==================



10.      LEGAL PROCEEDINGS

         On January 27, 2000, the Company received a citation, Cause No. CC-00-934-A, Infinity Broadcasting Corporation of Dallas d/b/a KLUV 98.7 FM and 1190 AM vs. Summit Environmental Corporation, Inc., which involves a disagreement as to the billing of radio advertising cost. The amount of the case is $58,346. It is the opinion of Company management and counsel that this case has no merit. The Company has previously recorded in accounts payable what it believes is owing in the matter.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 17, 1998 the Company's principal independent accountant, Hogan & Slovacek of Oklahoma City, Oklahoma, resigned. Its reports on the Company's financial statements from inception onward contained no adverse opinions or disclaimers or opinions and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Hogan & Slovacek, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hogan & Slovacek's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         On December 17, 1998 the Company engaged new principal independent accountants, Lane Gorman Trubitt, L.L.P. of Dallas, Texas, to audit the Company's financial statements.

         The change in the Company's certifying accountants was made solely in connection with the change of the Company's principal place of business from Oklahoma City, Oklahoma to Longview, Texas. The engagement of the new accounting firm was made by the officers of the Company without the prior approval of the board of directors or any committee of the board of directors, but a majority of the directors advised the officers that the engagement would be approved at the next board meeting, and it was so approved.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of the Company and a description of the business experience of each.



                                                                           OFFICE HELD          TERM OF
     NAME                                  OFFICE                             SINCE              OFFICE
    -----                                  ------                          -----------         -----------
B. Keith Parker, 50                 Chief Executive Officer and               1997                4-00
                                    Director

Don Hendon, 57                      President, Chief Financial                1997                4-00
                                    Officer and Director

Paula Parker, 46                    Vice President, Secretary                 1997                4-00
                                    And Director

Dean Haws, 29                       Director                                  1997                4-00

John Brooks, 52                     Director                                  1999                4-00

James J. Roach, 52                  Director                                  1998                4-00

Charles Wilde, 56                   Director                                  1999                4-00

Thomas J. Kenan, 68                 Director                                  1999                4-00

KEITH PARKER, CHAIRMAN/CEO

         Keith Parker is an accomplished athlete, was a four-sport letterman in high school and had collegiate scholarships in football, basketball, and baseball. He achieved the honored rank of Eagle Scout at age 13. Keith spent three years playing professional football as a tight-end. Mr. Parker began his professional career in finance and tax planning and earned numerous industry awards. He first met Dr. Mohsen Amiran in 1994 and purchased the patent rights to this new fire technology in April 1998. He has arranged and attended several nationally recognized demonstrations where FLAMEOUT(R) has been featured. Mr. Parker has been known to set himself afire, put a blow torch to his arm or even hold a 5300EF piece of magnesium in the palm of his hand to demonstrate the fast-acting and lifesaving benefits of FLAMEOUT(R). He has dedicated his life to showing the world an entire line of environmental products whose benefits are totally environmentally friendly. Keith Parker founded Summit Environmental Corporation.

         Mr. Parker is a Prelaw graduate of Texas A&M University Commerce, where he majored in both Political Science and Behavioral Psychology. He continued his pursuit of higher education at Southern Methodist University and Southwest Texas State University with graduate studies in tax law, estate planning and philosophy.

DON HENDON, CFO

         Mr. Hendon has thirty-four years in public accounting in the areas of taxation and litigation. He is a member of the Texas Society of Certified Public Accountants and East Texas Chapter of Certified Public Accountants. He was a member and worked in the development of the Texas Society of Certified Public Accountants Litigation Conference and Litigation Services Member Section steering committee.

         He is a graduate of Sam Houston State University with a degree in Business Administration. He received his CPA Certificate in 1971.

PAULA B. PARKER, VICE PRESIDENT SHAREHOLDER AND PUBLIC RELATIONS

         Ms. Parker is a former runway model, an accomplished businesswoman, and a strong competitor. She was responsible for developing the first freestanding ATM program in conjunction with the American Bankers Association in the state of Texas. She also developed a successful franchise program for Great American Foods and facilitated its growth from three units to nearly 50 in five states in 24 months. During this time, Ms. Parker worked with then Arkansas Secretary of State Bill McQuen and Governor Bill Clinton as the liaison between the governor and the restaurant industry. In late 1995, Ms. Parker put her marketing skills to the test by combining efforts with Keith Parker to form Summit Environmental Corporation.

         Ms. Parker is extensively involved in her community and has served as Chamber of Commerce President, has been a United Way Board Member and an American Red Cross Board Member. She has served on the education committee of the Miss Texas Scholarship Pageant Association. A graduate of the University of Colorado Bank Marketing Association, Ms. Parker earned Marketing and Finance degrees from the Association.

DEAN HAWS, DIRECTOR

         Mr. Haws has been the owner and operator of a satellite dish sales and installation company, Gilmer Satellites of Gilmer, Texas, for the last nine years. He has also been active in the oil field service business and the ostrich business.

JAMES J. ROACH, DIRECTOR

         Mr. Roach is the regional director of Summit Environmental Corporation's Eastern Marketing Region. He is currently the President of Electrical Generation Technologies, which specializes in the development and installation of network communications. He is a retired Connecticut state police sergeant and owns a private detective and security company. His clients include many insurance companies and the state of Connecticut.

JOHN BROOKS, DIRECTOR

         Mr. Brooks is a retired Naval Aviation Maintenance Officer with twenty-five years of active naval service. In 1993, he joined Mach II Aviation, an FAA repair station, directing the development of global positioning system
(GPS) applications. He was responsible for developing differential corrected GPS as an alternative to existing instrument landing systems, for the approval of SCAT-1 systems under FAA order 8400.11. He managed the first installation and approval of supplementary GPS receivers for oceanic navigation. In 1995, he joined International Aero, Inc. as director of purchasing. In 1997 he was reassigned as its director of research in its fire protection laboratory. He began focusing on aerospace applications of encapsulated micro aerosol agents and pyrotechnic gas generators. His recent research has concentrated on aerospace fire protection and suppression systems testing, aimed at developing alternative systems to replace existing Halon 1301 and 1211 installations.

CHARLES WILDE, DIRECTOR

         A graduate of the U.S. Naval Academy in Annapolis, Maryland, Charles Wilde is a business executive with fifteen years direct experience in managing environmental remediation work--petroleum storage, distribution, testing, and pollution control--and an additional fifteen years of work in government regulation and contracting, planning/budgeting, and systems analysis. He has worked "hands on" in the field, advised top management, and directed headquarters operations as an executive. Mr. Wilde has been recognized twice for especially meritorious service to the U.S. Navy while serving in senior positions. Since joining BioGenesis Enterprises in 1989, Mr. Wilde has directed the company's government approval, remediation program development, budgeting, and business planning work.

THOMAS J. KENAN, DIRECTOR

         Mr. Kenan has practiced securities and corporation law in Oklahoma City, Oklahoma for the last 34 years. He is presently affiliated with Fuller, Tubb, Pomeroy & Stokes in an "of counsel" capacity.

DR. MOHSEN AMIRAN, RESEARCH AND DEVELOPMENT ADVISOR TO THE BOARD

         Dr. Amiran grew up with a passion for the environment. While attending a UK University, his two thesis papers on organic chemistry received national attention. He was viewed as one of the brilliant minds in his field. He was then invited by the Shah of Iran to set up a new technical university in Tehran to do research and development for both military and civilian causes. The operation quickly grew into the largest research facility in the Middle East. His work on solvents for cleaning oil spills and other environmentally safe cleaning solvents was historic. Subsequently, the Shah of Iran presented him with three awards, including a gold medal, the country's highest honor.

         Soon after, the Islamic revolution took place and a new government took over. For a two-month period, Dr. Amiran lived a life of torment and feared for his life. The new regime destroyed the laboratory, burned his equipment and destroyed all his research. Eventually, Ayatollah Khameni, the new leader, stepped in and asked Dr. Amiran to become an advisor and help industry and the military to get back on their feet. After a short time, Dr. Amiran managed to escape with his wife and son to London. The news that one of Iran's leading minds had defected caused much turmoil in Iran. Fearing that Dr. Amiran was working with the CIA, his possessions were seized and family members tormented, tortured or killed. He came to the United States and became a professor at Northwestern University. He later founded BioGenesis, where he again began working on his environment-saving fire suppressants and cleaning agents.

         Dr. Amiran received his undergraduate degree in Organic Chemistry from Areya Mehr University in Tehran, Iran and his Ph.D. from the University of Essex in England.

ITEM 10. EXECUTIVE COMPENSATION

         Mr. Parker, the chief executive officer of Summit Environmental Corporation, receives a salary of $5,000 a month. Mr. Hendon, the president, receives a salary of $3,500 a month. Mrs. Parker, vice president, receives a salary of $4,000 a month.

         Pursuant to the Corporation's 1998 Stock Option Plan, on September 21, 1999, the officers issued options to purchase shares of Common Stock of the Corporation at $1.00 a share to the following persons in the amounts and subject to the vesting conditions set forth opposite their names:


                                                 Incentive Stock           Non-Qualified Stock
   Grantee                     Position              Options                     Options                 Service Date
   -------                     --------         -----------------          -------------------          -------------

Don Hendon (1)               Officer-Director        50,000                                               12-14-97
Jennifer Woolbert (2)        Employee                10,000                                               08-14-97
Nicole Parker (2)            Employee                10,000                                               01-04-99
Ann Graff (2)                Employee                10,000                                               05-12-98
Laurie Grigsby (2)           Employee                10,000                                               07-10-98
Val Allen (2)                Employee                10,000                                               06-01-99
Dean Haws (1)                Director                                           40,000
Jim Roach (1)                Director                                           40,000
Thomas J. Kenan (1)          Director                                           40,000
Chuck Wilde (1)              Director                                           40,000
John Brooks (1)              Director                                           40,000
Mohsen Amiran (1)            Consultant                                         25,000
Tom Rouse (1)                Consultant                                         25,000


(1) 25% vests the day granted. 25% vests on each of 1-1-2000, 1-1-2001, and 1-1-2002 if the grantee is still an officer or director of SEVT.

(2) 25% vests on the 1st, 2nd, 3rd and 4th anniversaries of the date of initial employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows information as of December 31, 1999 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:

                                              NO. OF                  % OF
         SUMMIT TECHNOLOGIES                  SHARES                  CLASS
         -------------------                ------------            ------------

B. Keith Parker                             2,222,805(1)               21.5
414 East Loop 281, Suite 7
Longview, TX 75605

Don Hendon                                    131,240                   1.3
414 East Loop 281, Suite 7
Longview, TX 75605

Paula Parker                                  412,000(2)                4.0
414 East Loop 281, Suite 7
Longview, TX 75605

Dean Haws                                     255,000                   2.5
P. O. Box 1071
Gilmer, TX 75644

John Brooks                                     2,000                   0.0
11817 Westar Lane
Burlington, WA 98233

James J. Roach                                 26,465                   0.3
1255 Middlebury Road
Middlebury, CT 06762

Thomas J. Kenan                               110,620                   1.1
212 NW 18th Street
Oklahoma City, OK 73103

Chuck Wilde                                     3,000                   0.0
7420 Alban Station Blvd, Ste. B208
Springfield, VA 22150

Moonlighting Distribution                     350,000                   3.4
Corporation(3)
414 East Loop 281, Suite 7
Longview, TX 75605

Officers and Directors                      2,751,130                  26.6
as a group (7 persons)

(1) Mr. Parker directly owns 1,810,805 shares of common stock. He is attributed the beneficial ownership of 62,000 shares owned by a minor son, Casey Joe Parker. He beneficially owns an additional 350,000 shares through his controlling stock ownership and position as a director of Moonlighting Distribution Corporation, which directly owns such 350,000 shares. These same 412,000 shares are attributed to Paula Parker. See footnote (2).

(2) Mrs. Parker, who is the spouse of B. Keith Parker, is attributed 350,000 shares through her controlling stock ownership and position as a director of Moonlighting Distribution Corporation, the record owner of the shares. She is attributed the beneficial ownership of 62,000 shares owned by a minor son, Casey Joe Parker. These same 412,000 shares are attributed to Mr. Parker.

(3) Some 52.5 percent of the stock of Moonlighting Distribution Corporation is owned by B. Keith Parker and Paula Parker, husband and wife, who also are directors of such company. These 350,000 shares are also attributed to Mr. and Mrs. Parker by reason of their controlling stock ownership of such company and their positions as directors of it.

ITEM     12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Summit Technologies, prior to its merger with the Company, paid $20,000 to Moonlighting Distribution Corporation for the exclusive license to distribute products manufactured by Moonlighting Distribution Corporation - STRESSEX(TM), PODER 24(TM), and TRIM-AWAY(TM). B. Keith Parker and his spouse, Paula Parker, who were officers and directors of Summit Technologies, own 52.5 percent of the capital stock of Moonlighting. Summit Technologies will pay prices for these products earlier established in arms' length transactions with non-affiliated third parties.

         Summit Technologies' and, now, the Company's distribution rights to BioGenesis's fire suppression products were acquired not from BioGenesis but, rather, from Moonlighting Distribution Corporation, which had acquired these rights before Summit Technologies was formed. In exchange for the transfer of these rights to Summit Technologies, it issued 350,000 shares of its common stock to Moonlighting Distribution Corporation, paid $10,000 to Moonlighting, and will pay to Moonlighting a royalty of $0.50 for each 16-ounce can of FIREPOWER 911(TM) and $0.50 for each gallon of FLAMEOUT(R).

         On November 2, 1998, BioGenesis assigned to Summit Technologies all patents and intellectual property rights associated with the fire suppressant products. Because of the Company's merger with Summit Technologies, these rights are now owned by the Company. The obligation to pay licensing fees to BioGenesis merged with the acquisition of the patent rights and, accordingly, was extinguished. The obligation to pay the above-described annual royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting.

         PARENTS OF THE COMPANY

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

    2.1        -       Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc.
                       and Summit Technologies, Inc.**

    3.1        -       Articles of Incorporation of Summit Environmental Corporation, Inc.*

    3.1.1      -       Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

    3.2        -       Bylaws of Summit Environmental Corporation, Inc.*

   10.1        -       1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

   10.3        -       Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution
                       Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex
                       and/or Poder 24)*

   10.4        -       Limited Exclusive Marketing Bilateral Agreement among B. Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA,
                       d/b/a Moonlighting International, and Summit Technologies, Inc. (FireKare,
                       FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

   10.6        -       Exclusive Marketing Bilateral Agreement between Moonlighting Distribution
                       Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

   27          -       Financial Data Schedule

   *                   Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

   **                  Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675
                       incorporated herein.

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES




         In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.



Date:  March 29, 2000                       By /s/ B. Keith Parker
                                            ---------------------------------------------------
                                                   B. Keith Parker, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 29, 2000                       By /s/ Don Hendon
                                            ---------------------------------------------------
                                                   Don Hendon,
                                                   Chief Financial Officer and Director



Date:  March 29, 2000                       By /s/ B. Keith Parker
                                            ---------------------------------------------------
                                                   B. Keith Parker,
                                                   Chief Executive Officer and Director



Date:  March 29, 2000                       By /s/ Paula Parker
                                            ---------------------------------------------------
                                                   Paula Parker, Director



Date:  March 29, 2000                       By /s/ Dean Haws
                                            ---------------------------------------------------
                                                   Dean Haws, Director



Date:  March 29, 2000                       By /s/ Thomas J. Kenan
                                            ---------------------------------------------------
                                                   Thomas J. Kenan, Director

                                INDEX TO EXHIBITS



EXHIBIT NUMBER         DESCRIPTION
--------------         ------------
    2.1        -       Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc.
                       and Summit Technologies, Inc.**

    3.1        -       Articles of Incorporation of Summit Environmental Corporation, Inc.*

    3.1.1      -       Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

    3.2        -       Bylaws of Summit Environmental Corporation, Inc.*

   10.1        -       1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

   10.3        -       Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution
                       Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex
                       and/or Poder 24)*

   10.4        -       Limited Exclusive Marketing Bilateral Agreement among B. Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA,
                       d/b/a Moonlighting International, and Summit Technologies, Inc. (FireKare,
                       FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

   10.6        -       Exclusive Marketing Bilateral Agreement between Moonlighting Distribution
                       Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

   27          -       Financial Data Schedule

   *                   Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

   **                  Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675
                       incorporated herein.

(b)      REPORTS ON FORM 8-K

         None