Form 10QSB
period 2000-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2000-05-12
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)


      Texas                       333-48659                    73-1537206
   -----------          ------------------------------        ------------
    (state of              (Commission File Number)           (IRS Employer
 incorporation)                                                I.D. Number)

                           414 East Loop 281, Suite 7
                               Longview, TX 75605
                                  800-522-7841
                     --------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

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

         As of March 31, 2000, there were 11,930,494 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes
No  X                                                                    ---
   ---

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

              SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED BALANCE SHEETS



                                                             March 31, 2000 (Unaudited)  December 31, 1999
                                                             --------------------------  -----------------
                              ASSETS
CURRENT ASSETS
  Cash                                                              $   1,093,154         $     585,857
  Accounts Receivable                                                     150,646               165,420
  Less Allowance                                                          (44,000)              (44,000)
  Inventory                                                               762,726               729,184
  Prepaid Expenses                                                          1,479                 3,172
                                                                    -------------         -------------
    Total Current Assets                                                1,964,005             1,439,633
                                                                    -------------         -------------

PROPERTY AND EQUIPMENT AT COST
  Equipment                                                                70,674                77,492
  Accumulated Depreciation                                                (10,644)               (9,915)
                                                                    -------------         -------------
    Net Property and Equipment                                             60,030                67,577
                                                                    -------------         -------------

OTHER ASSETS
  Prepaid Royalties                                                       500,000               500,000
  Patents and Licenses                                                  2,435,000             2,435,000
  Less:  Accumulated Amortization                                        (226,705)             (186,118)
                                                                    -------------         -------------
      Total Other Assets                                                2,708,295             2,748,882
                                                                    -------------         -------------

TOTAL ASSETS                                                        $   4,732,330         $   4,256,092
                                                                    =============         =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                  $      49,693         $      11,401
  Accrued Liabilities                                                      19,148                16,717
  Notes Payable - Current                                                   3,452                11,579
                                                                    -------------         -------------
      Total Current Liabilities                                            72,293                39,697
                                                                    -------------         -------------

LONG-TERM LIABILITIES
  Notes Payable - Less Current Portion                                     14,680                36,856
                                                                    -------------         -------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued                                        --                    --
  Common stock, par value $.001; 40,000,000
    shares authorized, 11,930,494 & 10,357,494
    shares issued and outstanding respectively                             11,931                10,358
  Additional Paid in Capital                                            6,539,798             5,766,371
  Deficit Accumulated in Development Stage                             (1,906,372)           (1,597,190)
                                                                    -------------         -------------
      Total Stockholders' Equity                                        4,645,357             4,179,539
                                                                    -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   4,732,330         $   4,256,092
                                                                    =============         =============


   The accompanying notes are an integral part of these condensed statements.

                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                       Three Months Ended
                                                                            March 31                        Period from
                                                               ----------------------------------        August 31, 1997 to
                                                                   2000                 1999              March 31, 2000
                                                               -------------         -------------       ------------------
SALES                                                          $      16,803         $      18,548         $     393,924

COST OF SALES                                                          8,393                 4,772               109,240
                                                               -------------         -------------         -------------
GROSS PROFIT                                                           8,410                13,776               284,684
                                                               -------------         -------------         -------------
OPERATION EXPENSES
  Advertising and marketing                                           66,893                17,454               474,158
  Amortization                                                        40,587                47,046               236,402
  Automobile expense                                                   8,745                 6,578                58,664
  Bad debt expense                                                     2,516                    46                46,968
  Commissions                                                          6,309                 3,000                25,542
  Consulting fees                                                         --                    --                29,994
  Contract services                                                       --                 1,237                 3,345
  Contributions                                                        1,200                    --                 3,380
  Depreciation                                                         4,194                   972                14,109
  Dues and subscriptions                                                 532                 1,205                 7,613
  Freight and delivery                                                13,686                 3,381                51,247
  Insurance                                                            6,738                 4,963                43,941
  Legal and professional fees                                         26,011                27,368               112,736
  Licenses and permits                                                   651                 5,118                28,194
  Miscellaneous                                                           40                    --                17,006
  Office expenses                                                     11,231                 5,408                55,292
  Officer compensation                                                49,067                37,500               317,510
  Payroll taxes                                                        3,898                 6,859                39,400
  Printing and reproduction                                           10,928                    --                16,371
  Rent                                                                10,800                17,397                96,256
  Repairs                                                              2,330                 1,118                11,827
  Research and development                                                42                   754                 4,546
  Royalties                                                               --                 5,780                 5,780
  Salaries - Office                                                   22,188                27,752               179,834
  Seminars and training                                                2,385                    --                 2,385
  Taxes                                                                   --                    --                 7,228
  Telephone and utilities                                              9,430                 5,830                60,453
  Travel and entertainment                                            15,400                 7,413               118,960
  Warranty expense                                                       518                    --                18,409
                                                               -------------         -------------         -------------
     Total operating expense                                         316,319               234,179             2,087,550
                                                               -------------         -------------         -------------
NET EARNINGS (LOSS) FROM OPERATIONS                                 (307,909)             (220,403)           (1,802,866)

OTHER INCOME
  Interest income                                                      2,597                 5,203                16,873
  Interest expense                                                    (1,629)                  (54)               (4,774)
  Gain/Loss on Sale of Asset                                          (2,241)                   --                (2,241)
  Miscellaneous                                                           --                    --                 6,230
                                                               -------------         -------------         -------------
     Total other income (expense)                                     (1,273)                5,149                16,088
                                                               -------------         -------------         -------------
NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                      (309,182)             (215,254)           (1,786,778)
                                                               -------------         -------------         -------------
Cumulative effect on prior years of the change
in accounting principle, net of tax                                       --                    --              (119,594)
                                                               -------------         -------------         -------------
NET LOSS                                                       $    (309,182)        $    (215,254)        $  (1,906,372)
                                                               =============         =============         =============
NET EARNINGS (LOSS) PER SHARE                                  $       (0.03)        $       (0.03)        $       (0.30)
                                                               -------------         -------------         -------------
WEIGHTED AVERAGE SHARES                                           10,825,813             7,417,794             6,309,069


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31                       Period from
                                                                  -----------------------------------       August 31, 1997 to
                                                                      2000                  1999              March 31, 2000
                                                                  -------------         -------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                             $    (309,182)        $    (215,254)        $  (1,906,372)
  Adjustments to reconcile net earnings (loss) to cash
    used in operating activities
  Amortization                                                           40,587                47,046               236,402
  Bad debt expense                                                           --                    --                44,452
  Cumulative effect of change in accounting principle                        --                    --               119,594
  Depreciation                                                            4,194                   972                14,109
  Loss on sale of equipment                                               2,241                    --                 2,241
  Common stock issued for services                                           --                    --                17,494
  Change in assets and liabilities
    Accounts receivable                                                  14,774                47,151              (151,098)
    Inventory                                                           (33,542)             (270,556)             (762,726)
    Prepaid insurance                                                     1,693                    --              (501,479)
    Prepaid royalties                                                        --              (150,000)                   --
    Accounts payable                                                     38,292                42,237                49,693
    Accrued liabilities                                                   2,431                 1,494                19,148
                                                                  -------------         -------------         -------------
      Net cash used in operating activities                            (238,512)             (496,910)           (2,818,542)
                                                                  -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                 (22,880)               (1,156)              (48,606)
  Organization costs                                                         --                    --              (129,291)
  Acquisition of licenses                                                    --                    --               (60,000)
  Proceeds on sale of equipment                                          23,992                    --                23,992
                                                                  -------------         -------------         -------------
      Net cash used in investing activities                               1,112                (1,156)             (213,905)
                                                                  -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                              --                    --                 6,554
  Loan principal repayments                                             (30,303)               (1,297)              (40,188)
  Loan principal repayments - related party                                  --                    --              (150,000)
  Proceeds from sale of stock                                           775,000                82,499             4,309,235
                                                                  -------------         -------------         -------------
      Net cash provided by financing activities                         744,697                81,202             4,125,601
                                                                  -------------         -------------         -------------

NET INCREASE (DECREASE) IN CASH                                         507,297              (416,864)            1,093,154

Cash - Beginning of Period                                              585,857               744,704                    --
                                                                  -------------         -------------         -------------

Cash - End of Period                                              $   1,093,154         $     327,840         $   1,093,154
                                                                  =============         =============         =============


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "Company", at December 31, 1999 has been taken from the Company's audited financial statements at that date. The balance sheet at March 31, 2000, the statement of operations for the three months ended March 31, 2000 and the three months ended March 31, 1999, and the statement of cash flows for the three months ended March 31, 2000 and the three months ended March 31, 1999 have been prepared by the Company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the Company.

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

         Recent Accounting Pronouncements

         During 1999 the Company changed its method of accounting for organizational costs to conform with new requirements of the American Institute of Certified Public Accountants Statement of Position 98-5. The effect of this change was to increase net loss for 1999 by $93,736 ($0.01 per share). Financial statements for 1998 have not been restated, and the cumulative effect of the change of $119,594 ($0.01 per share) is shown as a one-time charge to income in the 1999 statement of operations.

         The Financial Accounting Standards Board has released FAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage loans Held for Sale by a Mortgage Banking Enterprise," FAS 135, "Rescission of FASB Statement No. 75 and Technical Corrections," FAS 136, "Transfers of Assets to a Not-for-Profit or Charitable trust That Raises or Holds Contributions for

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         Others," and FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

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

         Intangible Assets

         Patents and licenses costs are recorded at cost. Amortization is computed on the straight-line method over fifteen years.

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

         Major repairs or replacements of property and equipment are

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


         capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

         When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

         The estimated service lives used in determining depreciation and amortization are:


              Description                                Estimated Service Life
              -----------                                ----------------------
              Automobiles                                        5 years
              Office furniture and equipment                     5-7 years
              Leasehold improvements                             4 years

       Advertising and Marketing

       Advertising and marketing costs are expensed as incurred, which totaled $63,863 and $17,454 for the first quarters of 2000 and 1999, respectively.

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

3.     LICENSES

       Licenses for limited exclusive marketing rights to various herbal

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


       health products have been acquired for fees totaling $60,000 from a related party. The grantor of the licenses is the manufacturer/supplier of the products.

4.     LEASES

       The Company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was approximately $10,800 and $17,397 for the first quarters of 2000 and 1999, respectively.

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

       In September 1999, the Board of Directors issued options to purchase 350,000 shares of common stock to employees and directors pursuant to the Plan.

       Warrants

       During the first quarter of 2000, the Company issued warrants to acquire 736,500 shares for $1.00 per share through June 30, 2002 in connection with a private placement.

       In compliance with SFAS No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded.

6.     RELATED PARTY TRANSACTIONS

       The following transactions occurred between the Company and related parties:

       The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


       (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $500,000 as of December 31, 1999, and $500,000 as of March 31, 2000.

       Concentrations

       Approximately 99% of the sales in the first quarter of 2000 were made to three customers and 48% of the sales in the first quarter of 1999 were made to two customers. These are five separate customers, none of whom made purchases in both quarters.

7.     INCOME TAXES

       Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

       Deferred income taxes and liabilities arise principally from the temporary differences between financial statement and income tax recognition of depreciation and amortization, bad debts and net operating losses.

8.     NOTES PAYABLE

       As of March 31, 2000, the Company was obligated under one note payable, due currently, described as follows:


                                                                                                Monthly
          Creditor                    Collateral          Maturity         Interest Rate        Payment               Total
     ------------------               ----------          --------         -------------        -------             ---------
Bank of America                       RV Trailer          08-25-04             9.75%            $   422               $18,132

Less current installments
of long-term debt
                                                                                                                       (3,452)
                                                                                                                      -------
                                                                                                                      $14,680
                                                                                                                      =======


9.     NEW ACCOUNTING BULLETIN

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are presently

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


       evaluating the impact, if any, that SAB No. 101 will have on our reported results.

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

     RESULTS OF OPERATIONS - FIRST QUARTER OF 2000 COMPARED TO FIRST QUARTER OF 1999

     Summit Environmental's revenues for Q1 2000 were $16,803, a 9.4 percent reduction from revenues of $18,548 in Q1 1999. Gross margin was 50 percent for Q1 2000 compared to 74 percent for Q1 1999.

     Operating expenses rose during Q1 2000 compared to Q1 1999. Operating expenses increased by $83,714 from $234,233 in Q1 1999 to $317,947 in Q1 2000, a
35.7 percent increase.

     Amortization and depreciation were $3,237 lower in Q1 2000 than Q1 1999.

     Summit had a net loss from operations of $309,183 for Q1 2000 compared to a net loss of $215,254 for Q1 1999, a $93,929 or a 43.6 percent increase.

     The retail markets for FIREPOWER 911(TM) are developing in several areas regarding retail grocery stores and convenience stores. Sales were completed during the first quarter with Love's Truck and Travel Centers, Circle K Stores and Grocery Supply Company. The Company began aggressively selling the overall FIREPOWER 911(TM) market potential to the different component suppliers essential for the production of FIREPOWER 911(TM). Some initial discounts were received and other contractual volume discounts were obtained. With these factors taken into consideration, the Company, through its retail sales marketing office, began notifying brokers, buyers and potential customers with new wholesale pricing for FIREPOWER 911(TM). The Company and some of the brokers feel that this will provide some added momentum for commitments to buy FIREPOWER 911(TM).

       On April 30 and May 1, FIREPOWER 911(TM) was presented at the annual Buyers' Program for Grocery Supply Company. Previously, FIREPOWER 911(TM) was shown at another Advantage meeting, where FIREPOWER 911(TM) was presented for pre-booking of orders. This was a successful program producing orders for FIREPOWER 911(TM) from Grocery Supply Company, which were shipped in January. The previous presentation was to buyers for convenience store customers of Grocery Supply Company. The just-completed presentation was for both the convenience and the retail store buyers (for the first time). Grocery Supply Company ships products to approximately 20,000 stores.

     The Company has been developing the necessary tools for the production of an infomercial for FIREPOWER 911(TM). The Company has known for some time that a FIREPOWER 911(TM) demonstration has the visual capacity to capture viewers and produce impulse sales. To produce a quality, well-placed infomercial that will yield optimum results, key agreements must be consummated.

         o        Paramount to the success of the campaign would be fulfillment.
                  The Company sought West Teleservices to represent the Company's fulfillment needs. Since an infomercial featuring FIREPOWER 911(TM)would be sailing in uncharted waters in the infomercial industry, we had to await the approval process regarding these first time issues with West Teleservices, such as the major hurdle, liability exposure. During the second week of April 2000, the Company was notified of successfully having met product approval.

         o Another area was for the Company to secure a production and placement company/partner with sufficient expertise in the area of infomercials. An agreement is being consummated in this area and will be made public during the second quarter of 2000.

       During the first quarter, the marketing office at the Company headquarters began the presentation to the retail grocery store brokers of the Company's seasonal Christmas tree protectant, SAFETREE(TM). Vendor approvals during the first quarter came from Albertson's Food Stores and HEB Food Stores (Texas). SAFETREE(TM) is a seasonal product sold only in the 30 to 45 days prior to Christmas. A single production run will be conducted during September for the shipments to fulfill orders received by August 1, 2000.

       In the direct response television buying market, a new network will be going on the air in England during the third quarter of 2000. FIREPOWER 911(TM) has been approved for on-air programming pending certificatiON approval. This will be only a formality, since Applied Research Laboratories, the company which completes certified testing for the FIREPOWER 911(TM) fire extinguisher's listing and rating, is approved aNd reciprocally recognized by British standards.

       During the last quarter of 1999, members of the Company's executive committee traveled to the office of QVC in Westchester, Pennsylvania to present products. SAFETREE(TM) was approved. However, due to the timing involved regarding a one-time production run, it was determined that Christmas 2000 would be the first date SAFETREE(TM) would be available.

       Catalogue sales were initiated during 1999 and the Company's FIREPOWER 911(TM) received major acceptance with its placement in the Spring and Summer Gift Catalogue of the Amway Corporation. The drop-shipment for the first catalogue was during February 2000. Orders for fulfillment are being handled by the Company's distributor, Proformance Marketing. FIREPOWER 911(TM) will be featured on the June mailing for American Master Products, A mail order house out of Michigan.

       Summit's strategic alliance with International Aero, Inc., the world's largest reconfigurating company for commercial aircraft, now includes four independent developmental protocols in progress. They include: 1) the Federal Aviation Agency's Minimum Performance Standards for the globally mandated replacement of Halon hand-held fire extinguishers onboard commercial aircraft,
2) development of Next Generation FLAMEOUT(R) testing by the United States Navy as a replacement for AFFF, which is the universally accepted fire-fighting agent for petroleum fires. AFFF poses a health hazard as it is a known cancer-causing agent, 3) current testing by the Naval Reserve Laboratories of FLAMEOUT(R) in a new patented misting system for the passenger cabins onboard commercial aircraft and 4) the completion of testing of ULTIMATE CLEAN 668(TM) turbine cleaner by the United States Navy. The completion of this testing will furnish the Company with a military specification number which will clear the way for sales to the military and commercial aircraft companies.

       International product submissions have resulted in approvals from the Hong Kong Fire Department, Singapore Fire Department, the Forestry Service and the State Fire Department for the government of Chile. During the first quarter, the first run of test market cans for Hong Kong and Japan were packaged and shipped. In addition to the previously mentioned product approvals, FIREPOWER 911(TM) is currently undergoing tests in Japan according to the Japanese Standards.

       On May 2, 2000, the Company was notified by its South American strategic alliance partner, MPI, that the official government notice of certification for the sale of FIREPOWER 911(TM) in Chile will occur by May 12, 2000. Preparations are currently underway between the Company and MPI, arranging letters of credit and Spanish labels for FIREPOWER 911(TM).

       The Company executed a contract for the "Caribbean Corridor" which includes 16 island countries throughout the Caribbean. The execution of the contract calls for approximately $12,000 in sales per month. These sales are comprised of one pallet of FIREPOWER 911(TM) one liter cans and one pallet of 16-ounce cans per month.

       During the month of March, the Company obtained the patent and marketing rights to a new product line, a super-absorbent, ULTIMATE ABSORB 1103(TM). This product is a US-EPA, USDA, California Title22 and World Health Organization approved absorbent for both liquids and semi-liquids. The first sale of ULTIMATE ABSORB 1103(TM), through one of the Company's distributors, Magic Chemical, was for the Delta Center in Salt Lake City. The initial use of the product at Delta Center produced very positive results. The Company is currently preparing packaging for this market. ULTIMATE ABSORB 1103(TM) was developed by Dr. Mohsen Amiran as a parallel product for ancillary sales for both bio-hazard cleanup by fire departments and related spill cleanup for both the aviation and military markets.

       During the week of May 2-4, 2000, Summit was represented at the Halon Option Technical Working Conference. Dr. Amiran presented a paper on FLAMEOUT(R), a super-agent fire suppressant, at the conference. FLAMEOUT(R) was the only presentation of a product at the conference poster presentation segment of the meeting. A copy of the paper and presentation can be viewed on the Company's new corporate website.

       The Company has a new corporate website. This is an all-inclusive information site for up-to-the-minute information on Summit. Directories include: Company Information, Strategic Alliances, Financial Reports, Board Members, Standards and Certification, Press Release, Newsletters, See the Products Work, Research and Development, Frequently asked Questions, Products, and Links. This website address is WWW.SECI-US.COM.

       OUTLOOK

       The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         The Company believes that, with the approval, listing and rating of FirePower 911(TM) as a fire extinguisher, a niche market can be created. This is supported by actions taken by the US-EPA, which have been mentioned previously, and actions of the Connecticut State Fire Marshall's Office and the California State Fire Marshall's Office.

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

         The California State Fire Marshall's Office notified the Company in July 1999 that California had a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This is a new area, termed Non-Halon Certification, and means that any portable fire extinguisher whose marketing intent is directed to the residential and individual use market must contain a formula that has been certified as Non-Halon. FLAMEOUT(R) is the first of seven permanent listed and certified replacements for Halon 1211. It is the only product that can meet this requirement due to the type of approval for FLAMEOUT(R). The approval is for residential as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories has completed the application process on behalf of the Company, meeting the California Non-Halon requirements. FIREPOWER 911(TM) now meets the California Non-Halon certification requirements.

         With these requirements, approvals, listings, certifications, and confirmations, the Company has positioned FIREPOWER 911(TM) to become the only product that can be sold in the retail residential market in California. The completion of this certification will place FIREPOWER 911(TM) as the only product that can survive this process, according to the California State Fire Marshall's Office, until such time as EPA-SNAP would approve another residential formulation and said formulation was listed and rated as a portable fire extinguisher.

         In other states where Non-Halon certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) is the only product that possesses the validated listing and rating for an aerosol fire extinguisher. The Company is preparing to embark on a test at Underwriters Laboratories during the second quarter. The new K-rating for restaurant kitchens is a rating for cook-top extinguishers. The Company's chief executive officer and other directors have met with Underwriters Laboratories in order to begin this process. Applied Research Laboratories has ordered the testing to be started so that this certification process can be completed. The Company believes that this will be a key in the market development for grocery stores.

         The Company spent all of 1999 preparing, submitting and obtaining these direct and crucial marketing positions. The concepts for marketing, now that strategic positioning has been accomplished, are discussed in Management's Discussion and Analysis.

         The Company's negotiations with International Aero have resulted in an exclusive distribution agreement for the aviation industry and the military that was executed in January 1999. During 2000, FLAMEOUT(R) will be submitted by International Aero as the agent to replace Halon in the onboard handheld fire extinguishers. In March 1999, the Federal Aviation Agency published the Minimum Performance Standards, which is the requirement guideline for finding the selected firefighting agent to qualify for this mandatory replacement. Two major criteria for the selected agent are that the agent must be an EPA-SNAP certified replacement for Halon 1211, and the agent must possess near zero toxicity levels. FLAMEOUT(R) meets both these requirements. We have previously discussed the EPA issues surrounding FLAMEOUT(R). Additionally, FLAMEOUT(R) has an HMIS reactivity rating of 0-0-0-B, certifying that it is a non-toxic agent.

         FLAMEOUT(R) was demonstrated April 11-13 in Wisconsin, at the NFPA 18 fire suppressant testing meeting. The Company expects this event to begin the exposure of FLAMEOUT(R) in the upper echelons of firefighting products worldwide. The Company was represented by International Aero, Dr. Mohsen Amiran and Keith Parker at the ANSUL test facility. Tests for FLAMEOUT(R) II version for development as an alternative for AFFF were conducted. The changes in the original formula are to position FLAMEOUT(R) to be sold to the United States Military, the Department of Defense and the petroleum industry.

         During the first week of May 2000, FLAMEOUT(R) was tested at the Naval Research Laboratories in Greenwood, Mississippi. These tests used FLAMEOUT(R) in the new NRL patented passenger cabin misting system developed by Naval Research Laboratories.

         International marketing agreements were negotiated and executed during 1999. A key element of these agreements is the revenue sharing clause that provides the Company profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached during 1999 included Australia, New Zealand, Hong Kong, Singapore, Japan, England and the European Union, the Dominican Republic, Brazil, Argentina, Chile, Peru, Ecuador, Paraguay, Uruguay, Puerto Rico, Venezuela, Columbia, Bolivia and Mexico. The Company spent all of 1999 assisting our distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries. Several key approvals have been received for FLAMEOUT(R) and FIREPOWER 911(TM), but are not being released currently at the request of the particular exclusive distributors or strategic alliance partners. Five such announcements are anticipated for release during the second quarter.

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

         MANAGEMENT'S STATEMENT ON Y2K

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

Date:  May 11, 2000                     Summit Environmental Corporation, Inc.



                                        By /s/ B. Keith Parker
                                          --------------------------------------
                                           B. Keith Parker, Chief Executive
                                           Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1                    Financial Data Schedule