Form 10QSB
period 2000-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2000-08-14
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to
                                              --------    --------

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

    Texas                           333-48659                      73-1537206
-------------               ------------------------              -------------
  (state of                 (Commission File Number)              (IRS Employer
incorporation)                                                     I.D. Number)

                           414 East Loop 281, Suite 7
                               Longview, TX 75605
                                  800-522-7841
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

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

         As of June 30, 2000, there were 12,030,494 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS




                                                   June 30, 2000 (Unaudited)     December 31, 1999
                                                   -------------------------     -----------------
                         ASSETS
CURRENT ASSETS
  Cash                                                   $    856,914              $    585,857
  Accounts Receivable                                         149,010                   165,420
  Less Allowance                                              (44,000)                  (44,000)
  Inventory                                                   796,604                   729,184
  Prepaid Expenses                                              7,620                     3,172
                                                         ------------              ------------
     Total Current Assets                                   1,766,148                 1,439,633
                                                         ------------              ------------

PROPERTY AND EQUIPMENT AT COST
  Equipment                                                   102,930                    77,492
  Accumulated Depreciation                                     (9,697)                   (9,915)
                                                         ------------              ------------
     Net Property and Equipment                                93,233                    67,577
                                                         ------------              ------------

OTHER ASSETS
  Prepaid Royalties                                           515,000                   500,000
  Patents and Licenses                                      2,435,000                 2,435,000
  Less:  Accumulated Amortization                            (267,292)                 (186,118)
                                                         ------------              ------------
     Total Other Assets                                     2,682,708                 2,748,882
                                                         ------------              ------------

TOTAL ASSETS                                             $  4,542,089              $  4,256,092
                                                         ============              ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                       $     47,705              $     11,401
  Accrued Liabilities                                          22,879                    16,717
  Notes Payable - Current                                       3,218                    11,579
                                                         ------------              ------------
     Total Current Liabilities                                 73,802                    39,697
                                                         ------------              ------------

LONG-TERM LIABILITIES
  Notes Payable - Less Current Portion                         46,933                    36,856
                                                         ------------              ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued                            --                        --
  Common stock, par value $.001; 40,000,000
    shares authorized, 12,030,494 & 10,357,494
    shares issued and outstanding respectively                 12,031                    10,358
  Additional Paid in Capital                                6,587,198                 5,766,371
  Deficit Accumulated in Development Stage                 (2,177,875)               (1,597,190)
                                                         ------------              ------------
     Total Stockholders' Equity                             4,421,354                 4,179,539
                                                         ------------              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  4,542,089              $  4,256,092
                                                         ============              ============


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                 JUNE 30                  PERIOD FROM
                                                      ----------------------------    AUGUST 31, 1997 TO
                                                          2000           1999            JUNE 30, 2000
                                                      ------------    ------------    ------------------
SALES                                                 $     21,753    $     59,771       $    415,677

COST OF SALES                                                6,562          24,783            115,802
                                                      ------------    ------------       ------------

GROSS PROFIT                                                15,191          34,988            299,875
                                                      ------------    ------------       ------------

OPERATION EXPENSES
     Advertising and marketing                              33,021          35,321            507,179
     Amortization                                           40,587          47,046            276,989
     Automobile expense                                      6,087           6,440             64,751
     Bad debt expense                                           --              72             46,968
     Commissions                                             3,677              --             29,219
     Consulting fees                                            --              --             29,994
     Contract services                                         234              45              3,579
     Contributions                                           1,100              25              4,480
     Depreciation                                            5,437             972             19,546
     Dues and subscriptions                                    950           5,101              8,563
     Freight and delivery                                    5,903           5,899             57,150
     Insurance                                               9,040           5,195             52,981
     Legal and professional fees                            21,538           6,720            134,274
     Licenses and permits                                       --              --             28,194
     Miscellaneous                                              --             199             17,006
     Office expenses                                         7,440           4,721             62,732
     Officer compensation                                   48,332          39,434            365,842
     Payroll taxes                                          10,372           5,310             49,772
     Printing and reproduction                               6,052             186             22,423
     Rent                                                   10,899          11,669            107,155
     Repairs                                                 9,248             388             21,075
     Research and development                               10,981              --             15,527
     Royalties                                                  --              --              5,780
     Salaries - Office                                      26,032          23,486            205,866
     Seminars and training                                     484             952              2,869
     Taxes                                                      --           1,100              7,228
     Telephone and utilities                                 8,959           7,577             69,412
     Travel and entertainment                               25,836          23,350            144,796
     Warranty expense                                           --              --             18,409
                                                      ------------    ------------       ------------
          Total operating expense                          292,209         231,208          2,379,759
                                                      ------------    ------------       ------------

NET EARNINGS (LOSS) FROM OPERATIONS                       (277,018)       (196,220)        (2,079,884)

OTHER INCOME
  Interest income                                           12,729           2,728             29,602
  Interest expense                                          (2,043)            (43)            (6,817)
  Gain/Loss on Sale of Asset                                (5,871)             --             (8,112)
  Miscellaneous                                                700              --              6,930
                                                      ------------    ------------       ------------
          Total other income (expense)                       5,515           2,685             21,603
                                                      ------------    ------------       ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                            (271,503)       (193,535)        (2,058,281)
                                                      ------------    ------------       ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                             --              --           (119,594)
                                                      ------------    ------------       ------------

NET LOSS                                              $   (271,503)   $   (193,535)      $ (2,177,875)
                                                      ============    ============       ============

NET EARNINGS (LOSS) PER SHARE                         $      (0.02)   $      (0.03)      $      (0.32)
                                                      ------------    ------------       ------------

WEIGHTED AVERAGE SHARES                                 12,019,901       7,528,494          6,843,224


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                      ----------------------------
                                                          2000            1999
                                                      ------------    ------------
SALES                                                 $     38,556    $     78,319

COST OF SALES                                               14,955          29,555
                                                      ------------    ------------

GROSS PROFIT                                                23,601          48,764
                                                      ------------    ------------

OPERATION EXPENSES
     Advertising and marketing                              96,886          52,776
     Amortization                                           81,174          94,092
     Automobile expense                                     14,832          13,018
     Bad debt expense                                        2,516             119
     Commissions                                             9,986           3,000
     Consulting fees                                            --              --
     Contract services                                         234           1,282
     Contributions                                           1,300              25
     Depreciation                                            9,631           1,944
     Dues and subscriptions                                  1,375           6,306
     Freight and delivery                                   19,589           9,279
     Insurance                                              15,778          10,158
     Legal and professional fees                            47,549          34,088
     Licenses and permits                                      651           5,118
     Miscellaneous                                              40             199
     Office expenses                                        18,827          10,130
     Officer compensation                                   95,247          76,934
     Payroll taxes                                          14,270          12,169
     Printing and reproduction                              16,980             186
     Rent                                                   21,699          29,066
     Repairs                                                11,578           1,506
     Research and development                               11,023             754
     Royalties                                                  --           5,780
     Salaries - Office                                      50,371          51,239
     Seminars and training                                   3,869             950
     Taxes                                                      --           1,100
     Telephone and utilities                                18,389          13,407
     Travel and entertainment                               44,216          30,762
     Warranty expense                                          518              --
                                                      ------------    ------------
          Total operating expense                          608,528         465,387
                                                      ------------    ------------

NET EARNINGS (LOSS) FROM OPERATIONS                       (584,927)       (416,623)

OTHER INCOME
  Interest income                                           15,326           7,932
  Interest expense                                          (3,672)            (97)
  Gain/Loss on Sale of Asset                                (8,112)             --
  Miscellaneous                                                700              --
                                                      ------------    ------------
          Total other income (expense)                       4,242           7,835
                                                      ------------    ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                            (580,685)       (408,788)
                                                      ------------    ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                             --              --
                                                      ------------    ------------

NET LOSS                                              $   (580,685)   $   (408,788)
                                                      ============    ============

NET EARNINGS (LOSS) PER SHARE                         $      (0.05)   $      (0.05)
                                                      ------------    ------------

WEIGHTED AVERAGE SHARES                                 11,422,857       7,473,450


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Six Months Ended
                                                                        June 30               Period from
                                                              --------------------------   August 31, 1997 to
                                                                 2000           1999          June 30, 2000
                                                              -----------    -----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                         $  (580,685)   $  (408,788)   $  (2,177,875)
  Adjustments to reconcile net earnings (loss) to cash
    used in operating activities
  Amortization                                                     81,174         94,092          276,989
  Bad debt expense                                                     --             --           44,452
  Cumulative effect of change in accounting principle                  --             --          119,594
  Depreciation                                                      9,631          1,944           19,546
  Loss on sale of equipment                                         8,112             --            8,112
  Common stock issued for services                                     --             --           17,494
  Change in assets and liabilities
   Accounts receivable                                             16,410          1,591         (149,462)
   Inventory                                                      (67,420)      (322,433)        (796,604)
   Prepaid expenses                                               (19,448)      (156,095)        (522,620)
   Accounts payable                                                36,304          3,134           47,705
   Accrued liabilities                                              9,380            663           26,097
                                                              -----------    -----------    -------------
        Net cash used in operating activities                    (506,542)      (785,892)      (3,086,572)
                                                              -----------    -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                           (86,341)        (3,586)        (112,067)
  Organization costs                                                   --             --         (129,291)
  Acquisition of licenses                                              --             --          (60,000)
  Proceeds on sale of equipment                                    42,942             --           42,942
                                                              -----------    -----------    -------------
        Net cash used in investing activities                     (43,399)        (3,586)        (258,416)
                                                              -----------    -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                        --             --            6,554
  Loan principal repayments                                        (1,502)        (1,738)         (11,387)
  Loan principal repayments - related party                            --             --         (150,000)
  Proceeds from sale of stock                                     822,500        307,500        4,356,735
                                                              -----------    -----------    -------------
        Net cash provided by financing activities                 820,998        305,762        4,201,902
                                                              -----------    -----------    -------------

NET INCREASE (DECREASE) IN CASH                                   271,057       (483,716)         856,914

Cash - Beginning of Period                                        585,857        744,704               --
                                                              -----------    -----------    -------------

Cash - End of Period                                          $   856,914    $   260,988    $     856,914
                                                              ===========    ===========    =============


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 1999 has been taken from the company's audited financial statements at that date. The balance sheet at June 30, 2000, the statement of operations for the three months and the six months ended June 30, 2000 and the three months and the six months ended June 30, 1999, and the statement of cash flows for the six months ended June 30, 2000 and the six months ended June 30, 1999 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

         The company manufactures and markets environmentally friendly non-toxic chemicals, cleaners and fire suppression materials along with herbal and cosmetic health products. The products are proprietary or are under exclusive license. Marketing efforts include infomercials and other television and radio promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

         Recent Accounting Pronouncements

         During 1999, the company changed its method of accounting for organizational costs to conform with new requirements of the American Institute of Certified Public Accountants Statement of Position 98-5. The effect of this change was to increase net loss for 1999 by $93,736 ($0.01 per share). Financial statements for 1998 have not been restated, and the cumulative effect of the change of $119,594 ($0.01 per share) is shown as a one-time charge to income in the 1999 statement of operations.

         The Financial Accounting Standards Board has released FAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage loans Held for Sale by a Mortgage Banking Enterprise," FAS 135, "Rescission of FASB Statement No. 75 and Technical Corrections," FAS 136, "Transfers of Assets to a Not-for-Profit or Charitable trust That Raises or Holds Contributions for Others," and FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." In December 1999, the Securities and Exchange

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The company believes that the impact of these new standards and bulletins will not have a material effect on the company's consolidated financial position, results of operations or disclosures.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


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

         The estimated service lives used in determining depreciation and amortization are:

                  Description                                          Estimated Service Life
                  -----------                                          ----------------------
                  Automobiles                                          5 years
                  Office furniture and equipment                       5-7 years
                  Leasehold improvements                               4 years

       Advertising and Marketing

       Advertising and marketing costs are expensed as incurred, which totaled $33,021 and $35,321 for the second quarters of 2000 and 1999, respectively.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       Per Share Information

       Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. Only basic earnings per share are shown, as there are no dilutive items. During 1998, a 33.6-for-one stock split of the company's common stock was authorized. Net loss per share has been adjusted to reflect the split on a retroactive basis.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


4.     LEASES

       The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was approximately $14,720 and $16,474 for the second quarters of 2000 and 1999, respectively.

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

       Warrants

       During the second quarter of 2000, the company issued warrants to acquire 30,000 shares for $1.00 per share through June 30, 2002 in connection with a private placement. No additional warrants have been issued.

       In compliance with SFAS No. 123, the company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded.

6.     RELATED PARTY TRANSACTIONS

       The following transactions occurred between the company and related parties:

       The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998. The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $500,000 as of December 31, 1999, and $515,000 as of June 30, 2000.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


       Concentrations

       Approximately 84% of the sales in the second quarter of 2000 were made to a single customer and 53% of the sales in the second quarter of 1999 were made to a different single customer.

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

8.     NOTES PAYABLE

       As of June 30, 2000, the company was obligated under one note payable, due currently, described as follows:

                                                                                              Monthly
     Creditor                   Collateral               Maturity          Interest Rate      Payment             Total
------------------              ----------               --------          -------------      -------            --------
Austin Bank                     Motorhome                04-07-05          9.0%               $   644            $ 50,151
Less current installments of
long-term debt
                                                                                                                   (3,218)
                                                                                                                 --------
                                                                                                                 $ 46,933
                                                                                                                 ========



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

         RESULTS OF OPERATIONS - SECOND QUARTER OF 2000 COMPARED TO SECOND QUARTER OF 1999

    Summit Environmental's revenues for Q2 2000 were $21,753 compared to $59,771 in Q2 1999. Gross margin was 69.8 percent for Q2 2000 compared to 58.5 percent for Q2 1999.

    Operating expenses rose during Q2 2000 compared to Q2 1999. Operating expenses increased by $61,001 from $231,208 in Q2 1999 to $292,209 in Q2 2000, a
26.4 percent increase.

    Amortization and depreciation were $1,994 lower in Q2 2000 than Q2 1999.

    Summit had a net loss from operations of $271,503 for Q2 2000 compared to a net loss of $193,535 for Q2 1999, a $77,968 or a 40.3 percent increase.

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

       During the second quarter, the company received purchase orders for FIREPOWER 911(TM) that cannot be recorded in the financial statements until delivery during the third quarter. The shipping of those orders is scheduled for August 2000 and the sale will appear in the third quarter financial reports. These orders for FIREPOWER 911(TM) have been received and are being shipped to Premium Oil Convenience Stores in the west, Valley Wholesale Hunting Stores in the west and northwest, and HEB Food Stores in San Antonio.

       The company has been developing the necessary tools for the production of an infomercial for FIREPOWER 911(TM). The company has known for some time that a FIREPOWER 911(TM) demonstration has the visual capacity to capture viewers and produce impulse sales. To produce a quality, well-placed infomercial that will yield optimum results, key agreements must be consummated.

       o Paramount to the success of the campaign would be fulfillment. The company sought West Teleservices to represent the company's fulfillment needs. Since an infomercial featuring FIREPOWER 911(TM) would be sailing in uncharted waters in the infomercial industry, we had to await the approval process regarding these first time issues with West Teleservices. During the second week of April 2000, the company was notified of successfully having met product approval.

       o The company has received notice that FIREPOWER 911(TM) has been approved for programming at QVC. It has also been submitted and passed the packing and drop tests. The company is looking for the programming to begin in the fourth quarter.

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

       The company received a purchase order for SAFETREE(TM) during the second quarter of 2000. The sale will appear on the fourth quarter financial statements.

       In the direct response television buying market, a new network will be going on the air in England during the third quarter of 2000. FIREPOWER 911(TM) has been approved for on-air programming pending certification approval. This will be only a formality, since Applied Research Laboratories, the company which completes certified testing for the FIREPOWER 911(TM) fire extinguisher's listing and rating, is approved and reciprocally recognized by British standards. As of August 4, 2000, the company still did not have a start date.

         Catalogue sales were initiated during 1999 and the company's FIREPOWER 911(TM) received major acceptance with its placement in the Spring and Summer Gift Catalogue of the Amway Corporation. The drop-shipment for the first catalogue was during February 2000. Orders for fulfillment are being handled by the company's distributor, Proformance Marketing. FIREPOWER 911(TM) was featured on the June mailing for American Master Products, a mail order house out of Michigan.

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

       The new mandated EPA testing for certifying cleaners as non-corrosive for the mandatory cleaning of jet engines has been in the process on ULTIMATE CLEAN 668(TM) since December of 1999. Final requirements are currently being completed. The company anticipates a short period of time for actual on-equipment testing with the Navy. Upon issue of the specification number, International Aero has several airline customers and military customers ready with initial orders for ULTIMATE CLEAN 668(TM).

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

       In late June, the company received the first order for FIREPOWER 911(TM) for shipment to Chile. The company has been notified by MPI, a strategic alliance partner for South America, of a 30,000 can order in process.

       During the month of March, the company obtained the patent and marketing rights to a new product line, a super-absorbent, ULTIMATE ABSORB 1103(TM). This product is a US-EPA, USDA, California Title 22 and World Health Organization approved absorbent for both liquids and semi-liquids. The first sale of ULTIMATE ABSORB 1103(TM), through one of the company's distributors, Magic Chemical, was for the Delta Center in Salt Lake City. The initial use of the product at Delta Center produced very positive results. The company is currently preparing packaging for this market. ULTIMATE ABSORB 1103(TM) was developed by Dr. Mohsen Amiran as a parallel product for ancillary sales for both bio-hazard cleanup by fire departments and related spill cleanup for both the aviation and military markets.

       The company has received a repeat order for ULTIMATE ABSORB from the Delta Center in Salt Lake. The company began aggressively marketing ULTIMATE ABSORB in June. The response both in the U.S. and abroad has been very favorable. Premium Oil, based in Utah, has now purchased the absorbent for their convenience stores and fleet of fuel trucks. The absorbent has also been introduced into the meat industry distribution center in the ports of New Jersey and ULTIMATE ABSORB has been received very well.

       During the month of June, Summit Environmental Europe, BV was formed. The Netherlands-based company is a corporate joint venture between Kerst Houweling Limited, BV and Summit Environmental Corporation, Inc. USA. Summit USA will sell FLAMEOUT(R) to Summit Europe, and, after approved operational expenses by the management of the BV have been accrued, the profits from operations are split 60% to Kerst Houweling and 40% to Summit, USA. Kerst Houweling and Keith Parker, Summit CEO, are co-managing directors of Summit Europe, BV. The first container-load of FLAMEOUT(R) for Summit Europe is scheduled for delivery in August 2000.

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

         The California State Fire Marshall's Office notified the company in July 1999 that California had a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This is a new area, termed Non-Halon Certification, and means that any portable fire extinguisher whose marketing intent is directed to the residential and individual use market must contain a formula that has been certified as Non-Halon. FLAMEOUT(TM) is the first of seven permanent listed and certified replacements for Halon 1211. It is the only product that can meet this requirement due to the type of approval for FLAMEOUT(TM). The approval is for residential as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories has completed the application process on behalf of the company, meeting the California Non-Halon requirements. FIREPOWER 911(TM) now meets the California Non-Halon certification requirements.

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

         In other states where Non-Halon certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) is the only product that possesses the validated listing and rating for an aerosol fire extinguisher. Due to the time and effort the company has spent positioning FIREPOWER 911(TM) for this strategic niche market, the Texas State Fire Marshall's office has taken enforcement action on several occasions since January 2000. One of the most obvious products violating the NFPA10 code has been issued a cease and desist order for retail sales in Texas. In addition, the same office notified one of the large home shopping channels that they would need to discontinue making sales to persons in Texas or face enforcement action. The network removed the product from programming. The California State Fire Marshall's office has taken the same actions toward the same product and shopping network.

         In total, California and Texas have provided enforcement against six products that have promoted themselves as fire extinguishers, but do not have the listing and validation codes and numbers. This action will begin opening doors for FIREPOWER 911(TM). These products that are now being eliminated from the market were sold very cheaply and caused the pricing structure of FIREPOWER 911(TM) to be viewed negatively. Summit's financial and time commitments to obtaining proper testing, listings and ratings make it virtually impossible to compete pricewise with these low end products. However, these products are now being eliminated from the marketplace by enforcement action. It has been very difficult to educate buyers to understand the difference in our aerosol fire extinguisher and others being erroneously promoted as such. The removal of these unapproved products allows the company to begin making headway with this initiative.

         The company will also be producing a public relations notice to all 36 remaining states that have NFPA 10 in their state fire code. The notice will provide the validation and listing information on FIREPOWER 911(TM) and the public record files information on the enforcement actions taken in Texas and California.

         The company is preparing to embark on a test at Underwriters Laboratories during the third quarter. The new K-rating for restaurant kitchens is a rating for cook-top extinguishers. The company's chief executive officer and other directors have met with Underwriters Laboratories in order to begin this process. Applied Research Laboratories has ordered the testing to be started so that this certification process can be completed. The company believes that this will be a key in the market development for grocery stores.

         Since the close of the second quarter, the company has completed two new strategic marketing agreements for the sale of FIREPOWER 911(TM). First is an agreement with a company which specializes in Direct Response Television outside the United states, and places products in selected catalogues and directs credit card inserts. The SPAP Company, based in California, will begin with a credit card insert for FIREPOWER 911(TM). The inserts will be placed in both bank card and oil companies' monthly statements to their credit cardholders.

         The second agreement is with a company that will represent FIREPOWER 911(TM) in a door-to-door marketing effort. This is an overseas marketing company with a presence of over 150,000 sales people in 93 countries. Management feels that this direct door-to-door sales approach, even though overseas, could provide some needed sales. After all, many of the initial shareholders of the company participated in the early private placements due to the simple, quick and effective demonstration of FIREPOWER 911(TM).

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

         FLAMEOUT(R) was demonstrated April 11-13, 2000 in Wisconsin, at the NFPA 18 fire suppressant testing meeting. The company expects this event to begin the exposure of FLAMEOUT(R) in the upper echelons of firefighting products worldwide. The company was represented by International Aero, Dr. Mohsen Amiran and Keith Parker at the ANSUL test facility. Tests for FLAMEOUT(R) II version for development as an alternative for AFFF were conducted. The changes in the original formula are to position FLAMEOUT(R) to be sold to the United StateS Military, the Department of Defense and the petroleum industry.

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

         At the Annual Shareholders' Meeting, May 8, 2000, the company introduced a super-absorbent. ULTIMATE ABSORB 1103 is a unique product that will absorb any liquid or semi-liquid known. The company conducted the first test market on ULTIMATE ABSORB at the Delta Center in Salt Lake City, Utah. The successful test has led to ULTIMATE ABSORB and its new shaker bottle, for quick application, being ordered by the Delta Center through the company's distributors, Magic Chemical, to replace all the absorbent currently on hand.

         ULTIMATE ABSORB is US-EPA, USDA, California Title 22 and World Health Organization approved. The company anticipates an additional approval in late August or early September for EPA landfill usage. This will allow hazardous materials to be deposited in landfills when ULTIMATE ABSORB has been used in the cleanup. This opens up an enormous market. The company's marketing partner, MPI, has also introduced ULTIMATE ABSORB to the meat, fish and poultry industry in New York and New Jersey. This initial product test was conducted at loading docks where 5,000 trucks per week are transporting meat.

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

Date:  August 11, 2000          Summit Environmental Corporation, Inc.



                                By /s/ B. KEITH PARKER
                                  ---------------------------------------------
                                    B. Keith Parker, Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
    27                    Financial Data Schedule