Form 10QSB
period 2000-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2000-11-08
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)


    Texas                           333-48659                     73-1537206
    -----                           ---------                     ----------
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

          As of September 30, 2000, there were 12,030,494 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                  ---     ---

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                       September 30, 2000 (Unaudited)    December 31, 1999
                                                       ------------------------------    -----------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                             $       640,227      $       585,857
     Accounts Receivable                                                      153,274              165,420
     Less Allowance                                                           (44,000)             (44,000)
     Inventory                                                                798,341              729,184
     Prepaid Expenses                                                           5,927                3,172
                                                                      ---------------      ---------------
          Total Current Assets                                              1,553,769            1,439,633
                                                                      ---------------      ---------------

PROPERTY AND EQUIPMENT AT COST
     Equipment                                                                104,680               77,492
     Accumulated Depreciation                                                 (14,749)              (9,915)
                                                                      ---------------      ---------------
          Net Property and Equipment                                           89,931               67,577
                                                                      ---------------      ---------------

OTHER ASSETS
     Prepaid Royalties                                                        514,000              500,000
     Patents and Licenses                                                   2,435,000            2,435,000
     Less:  Accumulated Amortization                                         (307,879)            (186,118)
                                                                      ---------------      ---------------
          Total Other Assets                                                2,641,121            2,748,882
                                                                      ---------------      ---------------

TOTAL ASSETS                                                          $     4,284,821      $     4,256,092
                                                                      ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                 $        39,430      $        11,401
     Accrued Liabilities                                                       26,758               16,717
     Notes Payable - Current                                                    3,476               11,579
                                                                      ---------------      ---------------
          Total Current Liabilities                                            69,664               39,697
                                                                      ---------------      ---------------

LONG-TERM LIABILITIES
     Notes Payable - Less Current Portion                                      45,754               36,856
                                                                      ---------------      ---------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001; 10,000,000
          shares authorized, no shares issued                                      --                   --
     Common stock, par value $.001; 40,000,000
          shares authorized, 12,030,494 & 10,357,494
          shares issued and outstanding respectively                           12,031               10,358
     Additional Paid in Capital                                             6,587,198            5,766,371
     Deficit Accumulated in Development Stage                              (2,429,826)          (1,597,190)
                                                                      ---------------      ---------------
          Total Stockholders' Equity                                        4,169,403            4,179,539
                                                                      ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     4,284,821      $     4,256,092
                                                                      ===============      ===============


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    THREE MONTHS ENDED
                                                                        SEPTEMBER 30                 PERIOD FROM
                                                            ------------------------------------   AUGUST 31, 1997 TO
                                                                 2000                  1999        SEPTEMBER 30, 2000
                                                            ---------------      ---------------   ------------------
SALES                                                       $        39,745      $         3,774      $       455,422

COST OF SALES                                                        26,525                1,650              142,327
                                                            ---------------      ---------------      ---------------

GROSS PROFIT                                                         13,220                2,124              313,095
                                                            ---------------      ---------------      ---------------

OPERATION EXPENSES
     Advertising and marketing                                       27,969               39,000              535,148
     Amortization                                                    40,587               47,046              317,576
     Automobile expense                                               7,065                7,051               71,816
     Bad debt expense                                                    10                  333               46,978
     Commissions                                                      2,784                   --               32,003
     Consulting fees                                                  3,000                   --               32,994
     Contract services                                                  310                   --                3,889
     Contributions                                                      235                  170                4,715
     Depreciation                                                     5,052                2,122               24,598
     Dues and subscriptions                                             386                  595                8,949
     Freight and delivery                                             7,774                6,016               64,924
     Insurance                                                        8,301                6,060               61,282
     Legal and professional fees                                     18,527                9,423              152,801
     Licenses and permits                                                --                   --               28,194
     Miscellaneous                                                       --                   --               17,006
     Office expenses                                                  8,306                6,138               71,038
     Officer compensation                                            50,099               38,229              415,941
     Payroll taxes                                                    5,728                4,976               55,500
     Printing and reproduction                                        3,691                   --               26,114
     Rent                                                            11,035               11,299              118,190
     Repairs                                                          5,555                1,370               26,630
     Research and development                                         5,170                3,750               20,697
     Royalties                                                        3,913                   --                9,693
     Salaries - Office                                               24,188               24,253              230,054
     Seminars and training                                              957                  (54)               3,826
     Taxes                                                               --                3,539                7,228
     Telephone and utilities                                         10,839                9,426               80,251
     Travel and entertainment                                        19,459               10,911              164,255
     Warranty expense                                                    --                   --               18,409
                                                            ---------------      ---------------      ---------------
          Total operating expense                                   270,940              231,653            2,650,699
                                                            ---------------      ---------------      ---------------

NET EARNINGS (LOSS) FROM OPERATIONS                                (257,720)            (229,529)          (2,337,604)

OTHER INCOME

     Interest income                                                  7,758                  277               37,360
     Interest expense                                                (2,011)                (565)              (8,828)
     Gain/Loss on Sale of Asset                                          --                   --               (8,112)
     Miscellaneous                                                       22                2,480                6,952
                                                            ---------------      ---------------      ---------------
          Total other income (expense)                                5,769                2,192               27,372
                                                            ---------------      ---------------      ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                     (251,951)            (227,337)          (2,310,232)
                                                            ---------------      ---------------      ---------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                                      --                   --             (119,594)
                                                            ---------------      ---------------      ---------------

NET LOSS                                                    $      (251,951)     $      (227,337)     $    (2,429,826)
                                                            ---------------      ---------------      ---------------

NET EARNINGS (LOSS) PER SHARE                               $         (0.02)     $         (0.03)     $         (0.33)
                                                            ---------------      ---------------      ---------------

WEIGHTED AVERAGE SHARES                                          12,030,494            7,528,494            7,253,628





   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                             ------------------------------------
                                                                   2000                  1999
                                                             ---------------      ---------------
SALES                                                        $        78,301      $        82,093

COST OF SALES                                                         41,480               31,205
                                                             ---------------      ---------------

GROSS PROFIT                                                          36,821               50,888
                                                             ---------------      ---------------
OPERATION EXPENSES
     Advertising and marketing                                       124,749               91,776
     Amortization                                                    121,761              141,138
     Automobile expense                                               21,897               20,069
     Bad debt expense                                                  2,526                  452
     Commissions                                                      12,770                3,000
     Consulting fees                                                   3,000                   --
     Contract services                                                   544                1,282
     Contributions                                                     1,535                  195
     Depreciation                                                     14,683                4,066
     Dues and subscriptions                                            1,401                6,550
     Freight and delivery                                             27,363               15,295
     Insurance                                                        24,079               16,219
     Legal and professional fees                                      66,076               43,511
     Licenses and permits                                                651                5,118
     Miscellaneous                                                        40                  199
     Office expenses                                                  27,492               16,618
     Officer compensation                                            147,498              116,112
     Payroll taxes                                                    19,998               17,145
     Printing and reproduction                                        20,775                  186
     Rent                                                             32,734               40,363
     Repairs                                                          17,133                2,876
     Research and development                                         16,193                4,504
     Royalties                                                         3,913                5,780
     Salaries - Office                                                72,408               74,544
     Seminars and training                                             4,827                  897
     Taxes                                                                --                4,638
     Telephone and utilities                                          29,228               22,834
     Travel and entertainment                                         63,676               41,673
     Warranty expense                                                    518                   --
                                                             ---------------      ---------------
          Total operating expense                                    879,468              697,040
                                                             ---------------      ---------------

NET EARNINGS (LOSS) FROM OPERATIONS                                 (842,647)            (646,152)

OTHER INCOME
     Interest income                                                  23,084                8,208
     Interest expense                                                 (5,683)                (662)
     Gain/Loss on Sale of Asset                                       (8,112)                  --
     Miscellaneous                                                       722                2,480
                                                             ---------------      ---------------
          Total other income (expense)                                10,011               10,026
                                                             ---------------      ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                      (832,636)            (636,126)
                                                             ---------------      ---------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                                       --                   --
                                                             ---------------      ---------------

NET LOSS                                                     $      (832,636)     $      (636,126)
                                                             ---------------      ---------------

NET EARNINGS (LOSS) PER SHARE                                $         (0.07)     $         (0.08)
                                                             ---------------      ---------------

WEIGHTED AVERAGE SHARES                                           11,626,881            7,491,670



   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30               Period from
                                                                 ----------------------------   August 31, 1997 to
                                                                    2000             1999       September 30, 2000
                                                                 -----------      -----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                         $  (832,636)     $  (636,126)     $    (2,429,826)
     Adjustments to reconcile net earnings (loss) to cash
       used in operating activities
       Amortization                                                  121,761          141,138              317,576
       Bad debt expense                                                   --               --               44,452
       Cumulative effect of change in accounting principle                --               --              119,594
       Depreciation                                                   14,683            4,066               24,598
       Loss on sale of equipment                                       8,112               --                8,112
       Common stock issued for services                                   --               --               17,494
       Change in assets and liabilities
          Accounts receivable                                         12,146           (6,243)            (153,726)
          Inventory                                                  (69,157)        (314,486)            (798,341)
          Prepaid expenses                                           (16,755)        (204,865)            (519,927)
          Accounts payable                                            28,029            4,541               39,430
          Accrued liabilities                                         13,517            1,443               30,234
                                                                 -----------      -----------      ---------------
               Net cash used in operating activities                (720,300)      (1,010,532)          (3,300,330)
                                                                 -----------      -----------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                           (88,091)         (55,856)            (113,817)
     Organization costs                                                   --               --             (129,291)
     Acquisition of licenses                                              --               --              (60,000)
     Proceeds on sale of equipment                                    42,942               --               42,942
                                                                 -----------      -----------      ---------------
               Net cash used in investing activities                 (45,149)         (55,856)            (260,166)
                                                                 -----------      -----------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loan proceeds                                                        --          133,966                6,554
     Loan principal repayments                                        (2,681)          (4,974)             (12,566)
     Loan principal repayments - related party                            --               --             (150,000)
     Proceeds from sale of stock                                     822,500          307,500            4,356,735
                                                                 -----------      -----------      ---------------
               Net cash provided by financing activities             819,819          436,492            4,200,723
                                                                 -----------      -----------      ---------------

NET INCREASE (DECREASE) IN CASH                                       54,370         (629,896)             640,227
                                                                                                   ---------------

Cash - Beginning of Period                                           585,857          744,704                   --
                                                                 -----------      -----------      ---------------

Cash - End of Period                                             $   640,227      $   114,808      $       640,227
                                                                 ===========      ===========      ===============


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 1999 has been taken from the company's audited financial statements at that date. The balance sheet at September 30, 2000, the statement of operations for the three months and the nine months ended September 30, 2000 and the three months and the nine months ended September 30, 1999 and the period from August 31, 1997, to September 30, 2000, and the statement of cash flows for the nine months ended September 30, 2000 and the nine months ended September 30, 1999 and the period from August 31, 1997 to September 30, 2000 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

         The company manufactures and markets environmentally friendly non-toxic chemicals, cleaners and fire suppression materials along with herbal and cosmetic health products. The products are proprietary or are under exclusive license. Marketing efforts include infomercials and other television promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

         Recent Accounting Pronouncements

         During 1999, the company changed its method of accounting for organizational costs to conform to new requirements of the American Institute of Certified Public Accountants Statement of Position 98-5. The effect of this change was to increase net loss for 1999 by $93,736 ($0.01 per share). Financial statements for 1998 have not been restated, and the cumulative effect of the change of $119,594 ($0.01 per share) is shown as a one-time charge to income in the 1999 statement of operations.

         The Financial Accounting Standards Board has released FAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage loans Held for Sale by a Mortgage Banking Enterprise," FAS 135, "Rescission of FASB Statement No. 75 and Technical Corrections," FAS 136, "Transfers of Assets to a Not-for-Profit or Charitable trust That Raises or

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         Holds Contributions for Others," and FAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The company believes that the impact of these new standards and bulletins will not have a material effect on the company's consolidated financial position, results of operations or disclosures.

         Revenue Recognition

         Revenues from sales of materials and products are recorded at the time the goods are shipped or when title passes.

         Cash

         The company maintains cash balances at financial institutions located in Longview, Texas, which at times may exceed federally insured limits. The company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


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

         The estimated service lives used in determining depreciation and amortization are:

         Description                             Estimated Service Life
         -----------                             ----------------------
         Automobiles                                   5 years
         Office furniture and equipment              5-7 years
         Leasehold improvements                        4 years

         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $27,969 and $39,000 for the third quarters of 2000 and 1999, respectively.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc.

3.       LICENSES

         Licenses for limited exclusive marketing rights to various herbal health products have been acquired for fees totaling $60,000 from a related party. The grantor of the licenses is the manufacturer/supplier of the products.

4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was approximately $16,204 and $13,544 for the third quarters of 2000 and 1999, respectively.

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

         Warrants

         During the third quarter of 2000, the company issued no additional warrants.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the company and related parties:

         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998. The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $500,000 as of December 31, 1999, and $514,000 as of September 30, 2000.

         Concentrations

         Approximately 91.5% of the sales in the third quarter of 2000 were made to two customers and 68.5% of the sales in the third quarter of 1999 were made to three different customers.

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

8.       NOTES PAYABLE

         As of September 30, 2000, the company was obligated under one note payable, due currently, described as follows:

                                                                                              Monthly
         Creditor                       Collateral         Maturity         Interest Rate     Payment          Total
         --------                       ----------         --------         -------------     -------        --------
         Austin Bank                    Motorhome          04-07-05         9.0%              $   644        $ 49,230

         Less current installments
         of long-term debt                                                                                     (3,476)
                                                                                                             --------
                                                                                                             $ 45,754
                                                                                                             ========

9.       LEGAL PROCEEDINGS

         On January 27, 2000, the company received a citation, Cause No. CC-00-934-A, Infinity Broadcasting Corporation of Dallas d/b/a KLUV
         98.7 FM and 1190 AM vs. Summit Environmental Corporation, Inc., which involves a disagreement as to the billing of radio advertising cost. The amount of the case is $58,346. It is the opinion of company management and counsel that this case has no merit. The company has previously recorded in accounts payable what it believes is owed in the matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

         RESULTS OF OPERATIONS - THIRD QUARTER OF 2000 COMPARED TO THIRD QUARTER OF 1999

         Summit Environmental's revenues for Q3 2000 were up ten-fold over Q3 1999--$39,744 in Q3 2000 compared to $3,774 in Q3 1999. Gross margin was 33.3 percent for Q3 2000 compared to 56.3 percent for Q3 1999.

         Operating expenses rose slightly during Q3 2000 compared to Q3 1999. Operating expenses increased by $39,287 from $231,653 in Q3 1999 to $270,940 in Q3 2000, a 17.0 percent increase.

         Amortization and depreciation were $3,529 lower in Q3 2000 than Q3
1999.

         Summit had a net loss from operations of $251,951 for Q3 2000 compared to a net loss of $227,337 for Q3 1999, a $24,614 or a 10.8 percent increase.

         RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 2000 COMPARED TO FIRST THREE QUARTERS OF 1999

         Sales from operations decreased slightly, by 5 percent, for the first three quarters of 2000 compared to the first three quarters of 1999. Gross margin on these sales was 47 percent in the first three quarters of 2000 compared to gross margin of 62 percent in the first three quarters of 1999.

         Operating expenses, however, increased by 26 percent during the first three quarters of 2000 compared to those in the first three quarters of 1999. In large part, the increase in operating expenses in 2000 is attributed to the hiring of a vice president of marketing; his salary, travel expenses, and marketing budget comprise the greatest portion of the increase in operating expenses for the first three quarters of 2000.

         We experienced a net loss of $832,636 in the first three quarters of 2000 as compared to a net loss of $636,126 in the first three quarters of 1999. The loss per share of common stock was $0.07 for the first three quarters of 2000 compared to a net loss per share of $0.08 in the first three quarters of 1999.

         Our inventory after the first three quarters of 2000 was $798,341, an increase of 10 percent over $729,184, the inventory at December 31, 1999. Other balance sheet items that reflect significant changes from December 31, 1999 to September 30, 2000 are cash, up from $585,857 to $640,227, equipment, up from $77,492 to $104,680, due primarily to purchase of new computer networking system, accounts payable, up from $11,401 to $39,430 and accrued liabilities, up from $16,717 to $26,758.

         The net loss of $832,636 was financed partly from the $816,500 proceeds of sale of 1,673,000 shares of common stock and partly from $136,444 in amortization and depreciation.

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

         When the company began the eight-month process of securing a listed and validated rating on FIREPOWER 911(TM) as a fire extinguisher, thirty-eight states had regulations in their state Fire Codes (NFPA 10) which require a portable fire extinguisher to be tested to ANSI/UL8 and ANSI/UL711 standards. FIREPOWER 911(TM) accomplished this monumental feat and stands alone in the marketplace as the only rated and listed fire extinguisher in an aerosol can. This has produced an unforeseen hurdle for the company in the marketing of FIREPOWER 911(TM). There are approximately six to seven other aerosol products in the marketplace which have the words "fire extinguisher" on the front of their can, but they have no listing or rating validation. During the middle of the first quarter of this year, management began to advise the Texas State Fire Marshal's office that these non-listed and non-rated fire suppression products were being sold at retail locations in Texas. The action from that office was swift. Cease and desist orders were issued within days. They are public record. California State Fire Officials have taken the same action against the same products that have appeared in California.

         During the second quarter, the company received a purchase order for FIREPOWER 911(TM) from Valley Wholesale Hunting Stores. That order was shipped and recorded in the third quarter financial reports.

         The company has received notice that FIREPOWER 911(TM) has been approved for programming at QVC. It has also been submitted and passed the packing and drop tests.

         Due to the action taken by the Texas State Fire Marshal's office, one of the non-listed and non-rated fire products was the recipient of a cease and desist order at QVC. Rather than have other states follow suit, QVC removed this product entirely. Originally, QVC was selling Chief's Choice(TM) fire suppressors, which were FIREPOWER 911(TM) under a private label. The initial segments of Chief's Choice(TM) sales on QVC produced an average of 4,475 cans sold per fifteen-minute segment. When the company notified QVC of the mandatory NFPA 10 requirement that was not met by Chief's Choice(TM), QVC substituted a non-listed and non-rated product in its place. At this point, the company began securing the validated listing and rating for FIREPOWER 911(TM) as required by NFPA 10. That substitute product experienced $2,500,000 in sales over approximately a two-year period, until its removal from programming occurred in July 2000, due to the Texas State Fire Marshal's enforcement action. Its removal has renewed and accelerated negotiations between Summit and QVC. The company has now become the subject of the legal and regulatory process required by the NFPA 10 standards. The company has submitted a complete package to the legal department of QVC in order that all legal matters be satisfied. The buyer at QVC is ready to proceed and is waiting for clearance from their legal department. The concluding step of the legal department is a verification interview with the Director of Engineering at Applied Research Laboratories. ARL, BioGenesis and Summit will also verify the issues of product liability insurance with third-party certificates of insurance.

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

         On September 1, 2000, the company executed an agreement with the SPAP Company, which specializes in mass marketing and direct response television. The company had been working on this agreement for six months prior to its execution. The company has now submitted packages to Home Shopping Network (HSN) and HSN, International. In the international market, sixteen countries in Europe and the Middle East have been listed. Negotiations are underway between Summit Environmental Europe BV and the SPAP Company.

         Summit's strategic alliance with International Aero, Inc., the world's largest reconfigurating company for commercial aircraft, now includes four independent developmental protocols in progress. They include: 1) the Federal Aviation Agency's Minimum Performance Standards for the globally mandated replacement of Halon hand-held fire extinguishers onboard commercial aircraft,
2) development of Next Generation FLAMEOUT(R) testing by the United States Navy as a replacement for AFFF, which is the universally accepted fire-fighting agent for petroleum fires. AFFF poses a health hazard as it is a known cancer-causing agent, 3) current testing by the Naval Research Laboratories of FLAMEOUT(R) in a new patented misting system for the passenger cabins onboard commercial aircraft and 4) the completion of testing of ULTIMATE CLEAN 668(TM) turbine cleaner by the United States Navy. The completion of this testing will furnish the company with a military specification number which will clear the way for sales to the military and commercial aircraft companies.

         The mandated EPA testing for certifying cleaners as non-corrosive for the compulsory cleaning of jet engines is in progress on ULTIMATE CLEAN 668(TM). The magnitude of this testing is enormous. These test requirements are rigid and comprehensive. However, the company realizes that in dealing with commercial aircraft, the number of lives potentially affected warrants this depth of testing. Awaiting issue of the specification number, International Aero continues to have several of its airline customers and military customers ready with initial orders for ULTIMATE CLEAN 668(TM). Recently, IA's distributor, Pyrogen, UK Limited, which is Summit's exclusive distributor for England, presented ULTIMATE CLEAN 668(TM) and ULTIMATE CLEAN 1103(TM) to Occidental Petroleum in England.

         The final submission requirement for ceramic finishes was completed and sent to the laboratory on October 27, 2000. International Aero, Inc. (IA) has begun the introduction of ULTIMATE CLEAN 668(TM) to several OF its customers, including United Airlines. ULTIMATE ABSORB 1103(TM) will be cross-sold to the IA customers duriNG the presentation of ULTIMATE CLEAN 668(TM). More about ULTIMATE ABSORB 1103(TM) is further in our discussion.

         International product submissions have resulted in approvals from the Hong Kong Fire Department, Singapore Fire Department, and the Forestry Service and the State Fire Department for the government of Chile. During the first quarter, the first run of test market cans for Hong Kong and Japan were packaged and shipped. In addition to the previously mentioned product approvals, FIREPOWER 911(TM) is currently undergoing tests in Japan according to the Japanese Standards.

         In late June, the company received the first order for FIREPOWER 911(TM) for shipment to Chile. MPI, A strategic alliance partner for South America, ordered 5,000 Spanish labeled fire extinguishers. This order was completed on September 27, 2000. Similar test market production runs are being scheduled for Argentina, Brazil and Peru.

         During the month of March, the company obtained the patent and marketing rights to a new product line, a super-absorbent, ULTIMATE ABSORB 1103(TM). This product is a US-EPA, USDA, FDA, California Title 22 and World Health Organization approved absorbent for both liquids and semi-liquids. The first sale of ULTIMATE ABSORB 1103(TM), through one of the company's distributors, Magic Chemical, was for the Delta Center in Salt Lake City. The initial use of the product at Delta Center produced very positive results. The company is currently preparing packaging for this market.

         While marketing FIREPOWER 911(TM) at convenience stores, ULTIMATE ABSORB 1103(TM) was developed as a result of feedback regarding fuel spills. Once management understood the size of the market and had the five very substantial approvals listed above, the company began to introduce the absorbent to all distributor networks for both fire suppression and engine cleaner venues as a parallel cross-sell product. As ULTIMATE CLEAN 668(TM) is used for engine cleaning demonstrations, ULTIMATE ABSORB 1103(TM) will be demonstrated for the site cleanup.

         The first week of October, the company submitted ULTIMATE ABSORB 1103(TM) to a US-EPA approved testing facility for the purpose of obtaining an EPA Landfill Approval Stamp. This will give users of ULTIMATE ABSORB 1103(TM) the ability to dispose of cleanup materials in local landfills. ULTIMATE ABSORB 1103(TM) has the ability to absorb fuels and, just like FLAMEOUT(R) when used on fuel fires, the resulting by-product has been molecularly reorganized so that it is non-flammable.

         The company has sold ULTIMATE ABSORB 1103(TM) to Autoliv, a company that makes airbags. The initial test market proved very successful and the company has received a second order. Autoliv is preparing to implement the use of ULTIMATE ABSORB 1103(TM) at all 22 of its manufacturing facilities across the United States. After the sale of ULTIMATE ABSORB 1103(TM) to Premium Oil, the company has purchase commitments from Diamond Shamrock and Circle K upon approval from the US-EPA Landfill Testing.

         During the month of June, Summit Environmental Europe BV was formed. The Netherlands-based company is a corporate joint venture between Kerst Houweling Limited BV and Summit Environmental Corporation, Inc., USA. Summit, USA will sell FLAMEOUT(R) to Summit Europe and, after approved operational expenses by the management of the BV have been accrued, the profits from operations are split 60% to Kerst Houweling and 40% to Summit, USA. Kerst Houweling and Keith Parker, Summit CEO, are co-managing directors of Summit Europe BV.

         Summit Europe BV has opened an office in Rotterdam, The Netherlands. Currently, Jockel Manufacturing, of Frankfurt, Germany, has successfully tested FLAMEOUT(R) II, which is the company's new foam, developeD originally to assist International Aero in the replacement of AFFF. FLAMEOUT(R) II successfully met the foaM stabilization requirements at the Ansul Fire Test facility in Marinette, Wisconsin in April.

         Jockel's plans are to begin in January using FLAMEOUT(R) II in their fire extinguishers. Summit Europe BV will have the same revenue sharing agreement with Jockel as Summit, USA has with manufacturing customers when selling FLAMEOUT(R).

         The company corporate web site is undergoing construction. This is an all-inclusive information site for up-to-the-minute information on Summit. Directories include: Company Information, Strategic Alliances, Financial Reports, Board Members, Standards and Certification, Press Releases, Newsletters, See the Products Work, Research and Development, Frequently Asked Questions, Products, and Links. This web site address is www.seci-us.com. Due to the passage of the SEC regulation, Fair Disclosure Rule, effective October 23, 2000, press releases will now become the method by which shareholders can keep up-to-date on news. Additionally, the web site will be updated weekly in any directories affected by change. When the company releases news to E-Wire or Business-Wire, the same press release will be posted to the "current news" section of the web site. For more information on the new SEC requirements, go to www.niri.org.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

         The company believes that, with the approval, listing and rating of FIREPOWER 911(TM) as a fiRe extinguisher, a niche market has been created. This is supported by actions taken by the US-EPA, which have been mentioned previously, and actions of the Connecticut State Fire Marshal's office and the California State Fire Marshal's Office.

         The formula for FIREPOWER 911(TM) is FLAMEOUT(R) and is one of only a few suppressing agents certified by the EPA as a replacement for the globally banned fire-fighting agent, Halon 1211. Initially, the Connecticut State Fire Marshal's office notified the company that its aerosol fire suppressant, FIREPOWER 911(TM), was to be removEd from the shelves of Home Depot, because it was not listed and rated as a fire extinguisher. All other aerosol can products representing that they were fire extinguishers were also to receive the same notification. While the company was not marketing FIREPOWER 911(TM) as a fire extinguisher at that time, the other aerosol fire suppressoRs subject to this action were touting their products to be fire extinguishers.

         Due to the capabilities of FLAMEOUT(R), the company applied for the minimum fire extinguisher rating iN order to establish FIREPOWER 911(TM) as a fire extinguisher and satisfy the State Fire Codes. The specific fiRe code is ANSI/UL8 and ANSI/UL711, set forth in the NFPA Standard 10. NFPA 10 establishes the requirements for listing and rating portable fire extinguishers.

         The completion of the listing and rating requirements has placed FIREPOWER 911(TM) in a class of its owN, the only listed and rated fire extinguisher in an aerosol can available in the global marketplace. The company received a letter from the Connecticut State Fire Marshal's Office certifying that the company's FIREPOWER 911(TM) had satisfied their fire code requirements.

         The California State Fire Marshal's office notified the company in 1999 that California had a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This was a new area, termed Non-Halon Certification, and meant that any portable fire extinguisher whose marketing intent was directed to the residential and individual use market must contain a formula that had been certified as Non-Halon. FLAMEOUT(TM) was the first of seven permanent listed and certified replacements for Halon 1211 and is tHE only product that can meet this Non-Halon Certification requirement due to FLAMEOUT(TM)'s approval for residentiAL as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories has completed the application process on behalf of the company, meeting the California Non-Halon requirements. FIREPOWER 911(TM) now meets the California Non-Halon Certification requirements.

         With these requirements, approvals, listings, certifications, and confirmations, the company has positioned FIREPOWER 911(TM) to become the only product that can be sold in the retail residential market IN California. The completion of this certification will place FIREPOWER 911(TM) as the only product that can surviVE this process, according to the California State Fire Marshal's Office, until such time as EPA-SNAP would approve another residential formulation and said formulation was listed and rated in a portable fire extinguisher. It has been seven years since the approval of Surfactant Blend A--FLAMEOUT(R), which is the proprietary formula ownED by the company. There have been no additional approvals within the last four years.

         In other states where Non-Halon Certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) IS the only product that possesses the validated listing and rating for an aerosol fire extinguisher. Due to the time and effort the company has spent positioning FIREPOWER 911(TM) for this strategic niche market, the Texas StaTE Fire Marshal's office has taken enforcement action on several occasions since January 2000. One of the most obvious products violating the NFPA 10 code has been issued a cease and desist order for retail sales in Texas. In addition, the same office notified one of the large home shopping channels that they would need to discontinue making sales to persons in Texas or face enforcement action. The network removed the product from programming. The California State Fire Marshal's office has taken the same actions toward the same product and shopping network.

         In total, California and Texas have provided enforcement against six products that have been promoted as fire extinguishers, but do not have the listing and validation codes and numbers. This action will begin opening doors for FIREPOWER 911(TM). These products that are now being eliminated from the market were sold very cheapLY and caused the pricing structure of FIREPOWER 911(TM) to be viewed negatively. Summit's financial and time commitments to obtaining proper testing, listings and ratings make it virtually impossible to compete in price with these low end products. Fortunately, these products are now being eliminated from the marketplace by enforcement action. It has been very difficult to educate store buyers to understand the difference in our aerosol fire extinguisher and others being erroneously promoted as such. The removal of these unapproved products allows the company to begin making headway with this initiative.

         The company will also be producing a public relations notice to all 36 remaining states that have NFPA 10 in their state fire codes. The notice will provide the validation and listing information on FIREPOWER 911(TM) and the information from public record files on the enforcement actions taken in Texas and California. This initiative has been given an additional boost as the Texas State Fire Marshal's office has now issued cease and desist orders to more retail locations and the manufacturers of four copycat products which were on the shelves of retail locations within Texas. The enforcement action then traveled outside Texas to encompass the nationwide marketing of a copycat on a home-shopping channel.

         FIREPOWER 911(TM) contains FLAMEOUT(R), a fire-fighting product technology which is a US-EPA certiFIed replacement for the globally banned Halon. FLAMEOUT(R) also has an Underwriters Laboratories listing, #7P21. ThE copycat products primarily contain soap and are not technology-driven. The FIREPOWER 911(TM) can is one liteR, while the copycat products are only 16 ounces. Until now, price has been the sole criteria in the marketplace. With continued enforcement action, FIREPOWER 911(TM) now stands alone as the only product in compliance with tHE NFPA 10 standard. During the third week of October, appointments were being scheduled for FIREPOWER 911(TM) inTO two nationwide building supply companies, both of which were required to remove copycat products from their shelves by action taken by the State Fire Marshal's offices in Texas and California. The company also has presentation packages with two home shopping television venues in addition to QVC.

         The company is preparing to embark on a test at Applied Research Laboratories during the first quarter, 2001. The new K-rating for restaurant kitchens is a rating for cook-top extinguishers. Applied Research Laboratories has ordered the testing to be started so that this certification process can be completed. The company believes that this will be a key for a new niche market development for grocery stores.

         Since the close of the second quarter, the company has completed two new strategic marketing agreements for the sale of FIREPOWER 911(TM). First is an agreement with a company which specializes in Direct ResponSE Television outside the United States, and places products in selected catalogues and directs credit card inserts. The SPAP Company, based in California, will begin with a credit card insert for FIREPOWER 911(TM). THE inserts will be placed in both bank card and oil companies' monthly statements to their credit card holders.

         The SPAP Company has registered Home Shopping Network, USA and Home Shopping Network, International on the amendment to their non-circumvention agreement with the company. During the last week of October, they began the introduction process for FIREPOWER 911(TM) into Canada and Mexico.

         The company's negotiations with International Aero have resulted in an exclusive distribution agreement for the aviation industry and the military. FLAMEOUT(R) is to be submitted by International Aero as the agent tO replace Halon in the onboard handheld fire extinguishers. The Federal Aviation Administration published the Minimum Performance Standards, which is the requirement guideline for finding the selected fire-fighting agent to qualify for this mandatory replacement. Two major criteria for the selected agent are that the agent must be an EPA-SNAP certified replacement for Halon 1211, and the agent must possess near zero toxicity levels. FLAMEOUT(R) meets both these requirements. We have previously discussed the EPA issues surrounding FLAMEOUT(R). Additionally, FLAMEOUT(R) has an HMIS reactivity rating of 0-0-0-B, certifying that it is a non-toxic agent. Actual testing for the cup fires, which contain JP-4 or JP-5 jet fuel, could begin as early as November, according to International Aero representatives.

         FLAMEOUT(R) II was demonstrated April 11-13, 2000 in Wisconsin, at the NFPA 18 fire suppressant testing meeting. This event began the exposure of FLAMEOUT(R) in the upper echelons of fire fighting products worldwide. John Brooks of International Aero, Dr. Mohsen Amiran, Bill Hogan, Don Hendon and Keith Parker represented the company at the ANSUL test facility. Tests for the new FLAMEOUT(R) II version for development as an alternative for AFFF were conducted. The changes in the original formula are to position FLAMEOUT(R) to be sold to the United States Military, the Department of Defense and the petroleum industry.

         During July and August, initial tests were conducted on FLAMEOUT(R) II at International Aero for foam stability. The new formulation performed much better than anticipated, lasting for days, rather than just the required three hours. FLAMEOUT(R) II is the product of choice and is undergoing current testing at Jockel Manufacturing in Europe.

         International marketing agreements have been negotiated and executed. A key element of these agreements is the revenue sharing clause that provides the company profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements have been reached with Australia, New Zealand, Hong Kong, Singapore, Japan, England and the European Union, the Dominican Republic, Brazil, Argentina, Chile, Peru, Ecuador, Paraguay, Uruguay, Puerto Rico, Venezuela, Columbia, Bolivia and Mexico. The company has assisted our distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries. The first shipment of FIREPOWER 911(TM) with Spanish labels was shipped to Chile at the end of September. Several key approvals have been received for FLAMEOUT(R) and FIREPOWER 911(TM), but are not being released currently at the request of the particular exclusive distributors or strategic alliance partners.

         At the Annual Shareholders' Meeting, May 8, 2000, the company introduced a super-absorbent. ULTIMATE ABSORB 1103(TM) is a unique product that will absorb any liquid or semi-liquid known. The company conducted the first test market on ULTIMATE ABSORB 1103(TM) at the Delta Center in Salt Lake City, Utah. The successful test has led to ULTIMATE ABSORB 1103(TM) and its new shaker bottle being ordered by the Delta Center through the company's distributors, Magic Chemical, to replace all the absorbent currently on hand.

         ULTIMATE ABSORB 1103(TM) is US-EPA, USDA, California Title 22 and World Health Organization approved. The company officially began the technical and crucial EPA Landfill approval in September. Notice of this approval is anticipated in December. This will allow hazardous materials to be deposited in landfills when ULTIMATE ABSORB 1103(TM) has been used in the cleanup. This opens up an enormous niche market. The company's marketing partner, MPI, has also introduced ULTIMATE

ABSORB 1103(TM) to the meat, fish and poultry industry in New York aNd New Jersey. This initial product test was conducted at loading docks where 5,000 trucks per week are transporting meat.

         At International Aero, ULTIMATE ABSORB 1103(TM) will be used to clean up the runoff during tHe demonstration of the company's ULTIMATE CLEAN 668(TM) turbine cleaner. This will create a natural cross-sell of An additional product. ULTIMATE ABSORB 1103(TM) has been introduced to several new petroleum transport companies, foOd preparation companies and manufacturing facilities. ULTIMATE ABSORB 1103(TM) was just recently presented at tHe National Association of Convenience Stores. Appointments are being scheduled with Core-Mark, which distributes to 47,000 convenience stores in the western United States.

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

Date:  November 8, 2000                 Summit Environmental Corporation, Inc.



                                        By /s/ B. Keith Parker
                                          -------------------------------------
                                               B. Keith Parker,
                                               Chief Executive Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
   27        Financial Data Schedule