Form 10KSB40
period 2000-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2001-03-29
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-48675

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                 (Name of small business issuer in its charter)

             Texas                                         73-1537206
 ------------------------------                   ----------------------------
    (state of incorporation)                        (IRS Employer I.D. Number)

                                521 Delia Street
                               Longview, TX 75601
                     ---------------------------------------
                      (Address principal executive offices)

                     Issuer's telephone number: 800-522-7841

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                      -------------------------------------
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $80,184.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,580,211 computed by reference to the $0.38 average of the bid and asked price of the company's Common Stock on March 14, 2001.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 19, 2001: 12,352,994 shares of Common Stock, $0.001 par value.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
Item 1.   Description of Business.............................................   5

          Business Development ...............................................   5
          Principal Products..................................................   5
          Distribution Methods ...............................................   7
          Competition ........................................................   7
          Raw Materials and Suppliers    .....................................   8
          Dependence on Major Customers ......................................   8
          Patents, Trademarks and Licenses ...................................   8
          Government Approval of Principal Products...........................   9
          Seasonality.........................................................   9
          Research and Development............................................   9
          Environmental Controls..............................................   9
          Number of Employees.................................................   9

Item 2.   Properties..........................................................  10

          Facilities..........................................................  10

Item 3.   Legal Proceedings...................................................  10

Item 4.   Submission of Matters to a Vote of Security Holders.................  10

Item 5.   Market for Common Equity and Related Stockholder Matters............  10

Item 6.   Management's Discussion and Analysis................................  11

          Overview............................................................  11
          Results of operations...............................................  14
          Sales...............................................................  14
          Gross margin........................................................  15
          Operating expenses..................................................  15
          Net income (loss)...................................................  16
          Liquidity and capital resources.....................................  16
          Outlook.............................................................  16

Item 7.   Financial Statements................................................  19

Item 8.   None

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act..........  32

Item 10.  Executive Compensation..............................................  35

Item 11.  Security Ownership of Certain Beneficial Owners and Management......  35

Item 12.  Certain Relationships and Related Transactions......................  37

          Parents of the Company..............................................  37

Item 13.  Exhibits and Reports on Form 8-K....................................  38

          Signatures..........................................................  39

ITEM 1.  DESCRIPTION OF BUSINESS.

         BUSINESS DEVELOPMENT

         The company is affiliated with Moonlighting Distribution Corporation, a closely held Texas corporation ("Moonlighting"). Moonlighting is under the 52.5 percent ownership and control of B. Keith Parker and his spouse, Paula Parker, who are directors and, respectively, the chief executive officer and vice president for shareholder relations of the company. Originally, Moonlighting developed and marketed health and well-being products designed to improve the quality of an individual's life and also marketed other industrial cleaners, chemicals and fire suppression agents.

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

         The trip to the Philippines resulted in the organization by local businessmen there of Moonlighting International Philippines, a company not affiliated with the Parkers' company, Moonlighting Distribution Corporation. Moonlighting determined that the scope of activities that should be undertaken for the fire suppressant product exceeded the capabilities or business plan of Moonlighting. A company named Summit Technologies, Inc. (with whom the company merged on December 2, 1998) was incorporated in August 1997 to organize, finance, and direct the marketing of BioGenesis' fire suppressant product and other products for which exclusive marketing licenses could be obtained and for which marketing expenses could be raised.

         After the organization of Summit Technologies, Moonlighting licensed to Summit Technologies the exclusive right to market products newly developed by Moonlighting and tested for marketing, STRESSEX(TM) and PANNACHE(TM), and the non-exclusive right to market BioGenesis' fire suppressant products, FIREPOWER 911(TM) and FLAMEOUT(R), for which Moonlighting had earlier obtained certain exclusive distribution rights. Later, in April 1998, Summit Technologies entered into an agreement with Dr. Mohsen C. Amiran, the formula's inventor, and his company, BioGenesis, that would enable Summit Technologies to obtain ownership of all patent and other intellectual property rights associated with the fire suppressant upon the payment of $1 million cash and 750,000 shares of Common Stock of Summit Technologies. Then, on November 2, 1998, BioGenesis assigned to Summit Technologies the fire suppressant's patent and other intellectual property rights. The parties agreed for the company to complete payment of its obligation to BioGenesis by December 1, 1999. The company completed the funding of this obligation on December 1, 1999.

         On December 2, 1998, Summit Technologies was merged into the company.

PRINCIPAL PRODUCTS

         The company distributes and markets or has initiated activities to distribute and market the following proprietary products. All of the products are manufactured exclusively for the company.

         FIREPOWER 911(TM) and FLAMEOUT(R)

         These products are fire suppressants and retardants manufactured by the company. FLAMEOUT(R) was developed by Dr. Mohsen C. Amiran and his company, BioGenesis, to be a replacement for Halon 1211. Halon 1211 was a widely used fire suppression and explosion protection agent. It was applied primarily as a wetting agent and was the fire-extinguishing agent of choice for many uses, such as most fire extinguishers. Its production was halted in 1994 by actions taken at the 1992 Geneva Peace Conference primarily because Halon 1211 has one of the higher ozone depletion potentials of any compound. Halon 1211 is still approved for certain limited mission-critical uses (such as ship- and shore-based crash, fire and rescue), but existing installations of Halon 1211 that are not mission critical must switch to an approved, acceptable alternative. The company is engaged with International Aero in accordance with the Federal Aviation Administration minimum performance initiative to find acceptable replacements for the onboard Halon fire extinguishers on commercial aircraft.

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

         FLAMEOUT(R) is marketed at one to three percent strength for use in extinguishing Class A fires (wood, cloth, paper, rubber and plastics) and is marketed at three to six percent strength for suppression of Class B fires (combustible liquids, gases and greases). Surfactant Blend A-- FLAMEOUT(R) is also effective at ten percent strength in suppressing Class D fires (metals), but has not yet been submitted to Underwriters Laboratory for certification for Class D fire suppression.

         FLAMEOUT(R) reduces toxic smoke by encapsulating poisonous hydrocarbons, reduces heat approximately 70 percent faster than water, prevents reflash, is safe to store and handle, leaves virtually no residue, is biodegradable, and otherwise is environmentally safe. It is nontoxic, but may irritate the eyes. It stores at between 25 degrees and 120 degrees Fahrenheit for prolonged periods.

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

         ULTIMATE CLEAN 668(TM) was submitted to the officially licensed testing agency in order to obtain a Quality Products Listing under military specification number MIL-PRF-85704C. This initiative, when completed, will meet Federal Aviation Administration guidelines for usage on commercial aircraft, United States Naval Warfare Center Aircraft Division and United States Department of Defense criteria for usage on U. S. military aircraft with a Quality Products Listing for both Type II and Type III (water-based) cleaners.

         DISTRIBUTION METHODS

         The company markets products primarily through the development of strategic alliances, the first of which was with International Aero, Inc., for the aviation industry, the U. S. Military and the United States Gulf Coast petroleum industry. International Aero is the world's largest re-configuration and retrofit contractor for the aviation industry. Other alliances made by the company for specific industries include e-commerce, catalogue sales, roofing, plumbing, heating and air conditioning, building materials, and retail mass merchandisers and convenience stores. The company is preparing to launch sales efforts through infomercials and through direct television advertising. Internationally, the company markets products through exclusive distribution agreements with revenue sharing clauses.

         Exclusive distribution agreements which the company has entered into include the Philippines, England and the European Union, Scandinavia, Australia, New Zealand, Hong Kong, Singapore, Japan, Mexico, Argentina, Brazil, Chile, Uruguay, Paraguay, Venezuela, Peru, Ecuador, Columbia, Bolivia, Puerto Rico, the Dominican Republic, South Africa and Canada.

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

         RAW MATERIALS AND SUPPLIERS

         The raw materials for the company's products are in abundant supply. The company, by virtue of its purchase of the patent and intellectual property rights, retained Dr. Amiran and his company, BioGenesis, to formulate and package the company's products on a cost-plus-10 percent basis.

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

         In October 1997, this exclusive license from BioGenesis was assigned to Summit Technologies (which company was merged into the company on December 2, 1998) in exchange for the payment to Moonlighting of $10,000, the issuance to Moonlighting of 350,000 shares of common stock of Summit Technologies, and the obligation to pay to Moonlighting a royalty of $0.50 for each 16 ounce can of FIREPOWER 911(TM) and $0.50 for each gallon of FLAMEOUT(R). Subsequently, the company developed a new version of FIREPOWER 911(TM) in a one-liter can. This product bears an obligation of $.35 per can payable to Moonlighting.

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

         Summit Technologies paid $30,000 for a perpetual license from its affiliated company, Moonlighting, for its STRESSEX(TM), PANNACHE(TM) and TRIM-AWAY(TM) products. The license has no sales quota. Moonlighting receives a 9 percent royalty on the lowest wholesale price for which the company sells the product. The company deals directly with the laboratories manufacturing these products.

         The company has the right to private label its industrial chemicals and cleaning products formulated by Dr. Mohsen C. Amiran. The company has agreements to obtain these products at the lowest wholesale cost less 10 percent to 15 percent. The company has determined the wholesale, dealer, and retail pricing schematic. The company and Dr. Amiran have a prearranged formula for percentage splits on other products, which are developed on a case-by-case basis by Keith Parker, the company's Chief Executive Officer.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

         BioGenesis obtained EPA approval in 1994 and Underwriter Laboratories listing in May 1997 for FLAMEOUT(R) (Listing No. 7P21). The previous approvals and listings have been registered in the company's name.

         The company's ULTIMATE CLEAN line has received the appropriate U.S. Government approvals for the industrial chemical and cleaning products.

         The fire suppressant products the company distributes are subject to government regulation in most countries of the world. The existence of this regulation is of benefit to the company. The company's fire suppressants are qualified substitutes for Halon 1211, the fire suppressant of choice in most of the world prior to the 1992 Geneva Peace Conference that implemented what today is a global banning of Halon 1211. The company obtained a rating and listing for FIREPOWER 911(TM) as a fire extinguisher in February 1999. FIREPOWER 911(TM) was tested to ANSI/UL8 and ANSI/UL711 according to NFPA standard 10. During 2000, state fire marshals' offices began removing "copycat" products, which were not listed and rated accordingly, from retail establishments via cease and desist removal orders.

         SEASONALITY

         There is no known seasonal aspect to the company's business.

         RESEARCH AND DEVELOPMENT

         The company has agreements with several companies and countries that are conducting research and testing to produce new fire-fighting tools and new products.

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

         Also, a non-toxic, biodegradable turbine cleaner has been developed by the company for International Aero and for Solar Turbines, owned by Caterpillar, for the scheduled periodic cleanings required of jet engines. While there are a couple of cleaners available, Solar Turbines and International Aero cannot find an acceptable cleaner. The company has been involved in a U. S. Department of Defense and U. S. Navy, EPA directed test on ULTIMATE CLEAN 668(TM) for non-corrosion and non-toxicity to military specification number MIL-PRF-85704C. The company, through International Aero, Inc., has several of the major airlines (United, Continental, Northwest, Delta and Eastern) as customers desiring to buy ULTIMATE CLEAN 668(TM).

         ENVIRONMENTAL CONTROLS

         The company is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

         NUMBER OF EMPLOYEES

         On December 31, 2000, the company employed eight persons full time and no persons part time.

ITEM 2.  PROPERTIES

         The company owns no plants or real property. It leases space for its offices and for storing inventory.

         FACILITIES

         The company leases 5,000 square feet of space in Longview, Texas for its offices and for inventory storage at $1,300 per month. Additional space is available for leasing should more storage space be required for inventory. The company believes all space requirements can be met at its present location for at least the next year.

ITEM 3.  LEGAL PROCEEDINGS

         On January 27, 2000, the company received a citation, Cause No. CC-00-934-A, Infinity Broadcasting Corporation of Dallas d/b/a KLUV 98.7 FM and 1190 AM vs. Summit Environmental Corporation, Inc., which involves a disagreement as to the billing of radio advertising cost. The amount of the case is $58,346. It was the opinion of company management and counsel that this case had no merit. The company challenged the validity of the claim. A settlement was reached for $24,000. On advice from counsel management agreed to the settlement versus the cost of litigating a cross-action for deceptive trade practices.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Summit's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                     High            Low
                                     ----            ---
         1999:
                  2nd Qtr.          1.875           0.0
                  3rd Qtr.          0.875           0.3125
                  4th Qtr.          0.96875         0.375

         2000:
                  1st Qtr.          2.94            0.56
                  2nd Qtr.          3.75            0.75
                  3rd Qtr.          1.06            0.44
                  4th Qtr.          0.53            0.13

         Holders. Based on information provided by our transfer agent, the company had 624 shareholders of record of its common stock on March 19, 2001.

         Dividends. The company has declared no dividends on its Common Stock. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its Common Stock, but it has no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business.

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

         On October 30, 1999, the company made a private placement offering of 3,000,000 shares of Common Stock at $0.50 per share with purchase warrants of one warrant per 2 shares purchased. The warrants are exercisable through June 30, 2002 at $1.00 per share of Common Stock. The company sold 1,964,000 of these shares during November and December 1999. In December 1999, the company transferred 875,000 of the shares of Common Stock to BioGenesis Enterprises, Inc. in partial fulfillment of the company's obligation to BioGenesis Enterprises, Inc. for patent rights and intellectual property to various fire suppression products.

         In January through April, 2000, the remaining 1,533,000 shares of the private placement were sold. In March and April 2000, options covering 140,000 shares of the company's common stock previously granted to consultants were exercised. In December 2000, 62,500 shares of stock were granted to The Video Agency ("TVA") in exchange for services rendered.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

         OVERVIEW

         During 2000, the company moved some of the venues established by the previous year's direction toward finalizing some of the distribution negotiations and product certifications. Its vision continues to be marketing the company's products through strategic alliances.

         Management has held fast to the theme of establishing a sound retail pricing structure for FIREPOWER 911(TM). Early on (July 1998 to March 1999), the company was successful in getting FIREPOWER 911(TM) approved by Wal-Mart on a regional basis, first, and then elevated to full category status. Existing purchase orders were in hand.

         However, management was not comfortable on issues such as the terms for continuing fulfillment, insufficient timing for completion of orders based on manufacturing criteria unique to FIREPOWER 911(TM), and the possibility of delayed payments regardless Of contractual terms. When the discounting of FIREPOWER 911(TM) was taken into consideration, management was not willing to jeopardize long-term success for short-term gain. Therefore, an agenda was developed to first introduce FIREPOWER 911(TM) through marketing venues where discount pricing was not the primary negotiating factor.

         The company set out to place FIREPOWER 911(TM) into a retail environment where pricing was not an issue to its success. When initial sales were made to grocery supply companies, grocery stores and convenience stores, there was no effective marketing/merchandising follow-up network in place to facilitate the in-store service requirement held by the large store chains across the country. The existing agreement with Convenience Service Group did not meet the criteria and was terminated in order that the company could take a new direction with FIREPOWER 911(TM).

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, the company negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. The company focused on Triple-S because of its emphasis on home improvement stores. One such national chain has approved FIREPOWER 911(TM) for its stores, scheduled to appear in July/August 2001. The store and its locations will be made public when the appropriate time occurs.

         The company is also in the negotiation stage for the sale of FIREPOWER 911(TM) for placement in military base stores, which should occur in early second quarter 2001.

         During 2000, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 cans to 5,000 cans went to Chile, Hong Kong and Japan. A government-sponsored purchase is expected in early 2001 for Chile.

         In December 2000, the company was notified by a direct home product television sales channel that FIREPOWER 911(TM) would be part of its programming in the second quarter of 2001.

         In 1999, an agreement was executed with a strategic alliance partner, International Aero, Inc. International Aero is the world's largest reconfiguration company for commercial aircraft. The company and International Aero began working on the minimum performance standards requirements established by the Federal Aviation Administration during 1999. Heretofore, the handheld fire extinguishers onboard all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called Mission Critical that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. During 2000, the actual Gross Volume Production Tests of FLAMEOUT(R) on jet fuel and heptane were conducted. The initial performance tests will be conducted at International Aero's new licensed fire testing facility. During 2001, the FAA project will be accelerated.

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, the company is developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. The company's intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. During April of 2000, FLAMEOUT II(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin. The foam stability test was very successful. Additionally, FLAMEOUT II(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. This new formula is being tested by Jockel Manufacturing in Germany and by the National State Fire Department and Testing Agency in Brazil.

         The company has developed a non-toxic, biodegradable turbine cleaner for use on jet engines. In only fifteen minutes, ULTIMATE CLEAN 668(TM) can remove enough residue from jet engine blades that the next flight would experience fuel savings sufficient To pay for the expense of the cleaning. The cleaning of the engines on planes is required as regular periodic maintenance. When fuel savings are considered, this means savings for the airlines. Currently used products produce a run-off residue with contamination by metal particles that find their way into the ground water. The first in a series of required tests began in November 1999, for the purpose of establishing ULTIMATE CLEAN 668(TM) as non-corrosive regarding eight different metals. With the completion of the corrosive metals tests, actual onboard tests will begin in order for the company to obtain a military specification number for ULTIMATE CLEAN 668(TM). The protocol under which ULTIMATE CLEAN 668(TM) is now being tested is for multiple applications and is expected to culminate in a military specification number. The use of this product will allow commercial airline companies to be in compliance with the newly mandated EPA Water Runoff Quality Standards. The alternatives for the airlines are very costly measures that would affect every department of their operations. Continued use of the corrosive cleaners would require the cleanings to be performed in designated cleaning areas, away from the airlines' operations.

         Additionally, the Department of Defense ("DOD") is also involved with this testing and approval. The original direction of ULTIMATE CLEAN 668(TM) was for the commercial airline industry. The DOD's involvement has increased the company's potential market By another 50 percent from the original projections based on International Aero's customer base.

         Also incorporated into the test of the company's Type III concentrate was the addition of Type II concentrate and Type II ready-to-use tests for additional approvals. These additional approvals also increase the size of the market for the product and the amounts of product to be used.

         The company concedes that this testing process has been very tedious and time-consuming. The reward for the company will be a head start in the market. Even though there have been unknowns to be dealt with, the company and its product have not experienced any setbacks and are moving closer to an expected final Quality Products Listing in early second quarter of 2001.

         Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. Our existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. During January 2000, the actual state fire department tests began taking place.

         As a result of these tests, FLAMEOUT(R) is positioned to become officially approved in Brazil by the end of the first quarter of 2001. This approval will also be accepted in the other Mercosur Pact countries--Argentina, Uruguay and Paraguay.

         FIREPOWER 911(TM) was successfully tested in Chile. The first product was shipped in September 2000 for the initial test market, under the Spanish label "FIREPOWER LIQUIDO 911(TM)." The first commercial wholesale order is expected in late first quarter 2001.

RESULTS OF OPERATIONS

         The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2000 and 1999:

Year ended December 31                  2000         1999
Sales                                  100.0%       100.0%
Cost of Sales                           49.1         35.6
                                      ------       ------
Gross Margin                            50.9         64.4
                                      ------       ------
Operating Expenses                    1537.5        789.6
Other Income and Expenses, Net         (20.4)        88.0
                                      ------       ------
                                      1517.1        877.6
                                      ------       ------
Net income (loss)                    (1466.2)%     (813.3)%
                                      ======       ======

SALES

         Sales for 2000 decreased $41,706 or 34% from the prior year. Management devoted considerable attention during 2000 to certain organizational matters:

o The time and money invested by the company in developing FIREPOWER 911(TM) as the world's only listed and rated fire extinguisher in an aerosol can met an unforeseen detour. When marketing began, the buyers were uneducated regarding listings and ratings. They were purchasing on price only. Other "copycat" products found their way in front of these buyers. With the word fire extinguisher on the front of these "copycats," buyers were looking at what they perceived the public would pay. However, when an adult sees a product demonstration for FIREPOWER 911(TM) knock out a skillet fire, a flaming lawn mower, or a blazing Christmas tree before their eyes in only a matter of seconds, they realize that there is a degree of ease and safety for children and the elderly not afforded by other products. Thus a $20.00 purchase price for security is no longer an obstacle.


         With the buyers not being knowledgeable of the state fire codes which prohibit illegal sales of these "copycats," the company took the posture during 2000 of notifying the state fire marshals of the stores who offered such "copycat" products. This is a slow process, but the company has no other choice than to protect its investment and unique product by encouraging the state fire marshals' offices to issue cease and desist orders to companies violating the state fire codes by selling "copycats" which do not have the validations and listings of FIREPOWER 911(TM). This slow-down has resulted in knowledge to the buyers and pre-approvals By one of the nation's largest building materials superstores. The company expects to make an announcement of this company's initial order for its stores in the second quarter of 2001, with product delivery during the third quarter of 2001.

o The company, through its Strategic Alliance Partner, J and S Sales and Marketing, presented FIREPOWER 911(TM) to Army-Air Force Exchange Services ("AAFES") for sale in the military base PX stores worldwide. Initial approval has been received. The product was submitted to Quality Analysis in January 2001 and final approval came on March 14, 2001. Shipment of orders will begin in April and our product should be in all 160 stores by June 1, 2001.

         The principals of J and S have a combined 52 years experience of taking products into the large merchandisers and building materials stores. A preliminary approval has been received for one of the nation's largest building supply chains. Official announcement will be made mid-summer 2001.

o In November 2000, the company submitted FLAMEOUT(R) to the United States Forestry Service for Qualification Testing as an approved wetting agent under the category of Wildland Fire Chemical.

o The company introduced its super absorbent, ULTIMATE ABSORB 1103(TM), into the marketplace through its convenience store customers initially. The company began testing this super absorbent at several world-wide industrial companies toward the end of 2000. Some anticipated approvals are expected in second quarter 2001.

o The company introduced its natural botanical skin care cosmetic line through the production of an infomercial and e-commerce business to customer programs in late 2000. Scheduled test marketing and links for the e-commerce began during first quarter 2001.

o FLAMEOUT II(TM) was successfully tested at the Ansul Fire Test Facility in Marinette, Wisconsin. Additional preparatory tests for future U. S. Naval testing was conducted at International Aero's fire test facility. Jockel Manufacturing began tests on the product in December 2000. Tests were also completed in Brazil in March 2001. Formal certification will occur on March 29-30, 2001.

o        Summit Environmental Europe, BV was established in the Netherlands.
         While Summit Europe is effectively a distributor for Summit USA, the company negotiated a 40 percent revenue share of the BV profits after the stipulated and regulated expenses are deducted from each quarter's sales.

o The National Roofing Sales Campaign, through the company's strategic alliance partner, Proformance Marketing, got underway in November 2000 and began providing consistent orders for both FIREPOWER 911(TM) and FLAMEOUT(R) in December 2000.

o The company expanded the tests for ULTIMATE CLEAN 668(TM) from Type III concentrate to include Type II concentrate and Type II ready-to-use certifications in order to increase the market potential and gain an additional approval from the United States Department of Defense.

o International agreements negotiated and executed expanded the prospects for the company's products to India, Sri Lanka, South Africa, Poland, Scandinavia and the Middle East.

o Contracts for retail marketing and distribution were terminated with the company's existing partner and a new nationally based merchandiser was contracted to continue the retail efforts.

         GROSS MARGIN

         Gross margin in 2000 decreased to 50.9 percent of sales from 64.4 percent of sales in 1999. Sales have not yet reached a level to reflect a gross margin percentage with accuracy.

         OPERATING EXPENSES

         Operating expenses for 2000 increased by $270,377 over 1999's operating expenses of $962,490. Audit fees increased in 2000 by $10,850 over 1999, due primarily to the SEC's new requirement of obtaining auditor's review of interim financial statements included in Forms 10-QSB in addition to auditor expense for the annual Form 10-KSB. Bad debt expense was reduced in 2000 by $10,469 over 1999. Commissions increased by $9,770 in 2000 over 1999 as a result of sales to the convenience store market. Marketing expenses increased by $92,341 in 2000 over 1999. Licenses and permits dropped significantly in 2000, to $651 over 1999's $5,118. Officer compensation increased by $33,544 in 2000 due to the addition of a new officer to the staff. Professional fees increased to $21,278 in 2000 over $9,760 in 1999. Rent was down in 2000 by $9,245 over
1999. Repairs rose by $21,428 in 2000 over 1999. Research and development increased to $18,575 in 2000 over $4,504 in 1999. SEC expense, which includes the costs of preparing and filing through EDGAR all required reports, rose to $35,238 in 2000 over $24,769 in 1999. Set up costs of $8,248 and start up costs of $9,491 were incurred in 2000 in starting up the Pannache line of skin care products and the related web site. Travel and entertainment expense was up to $75,057 in 2000 from $56,128 in 1999. Warranty expense was drastically reduced in 2000 to $518 over $17,891 in 1999.

         "Cumulative effect on prior years of the change in accounting principle," $119,594. See "Recent Accounting Pronouncements" in "NOTES TO FINANCIAL STATEMENTS." This represents organizational cost paid in 1998 classified as an asset and amortized in 1998 and required to be written off in 1999.

         NET INCOME (LOSS)

         The company had a net loss of $1,175,650 during 2000, as compared to a net loss of $991,274 during 1999. The years 2000 and 1999 were years of product and marketing organization, as reflected in the acquisition of all rights related to the company's fire suppressant products and in the efforts exerted to introduce the fire suppressant products to major purchasers and distributors of these products. These efforts, while properly accounted for as expenses, represent major investments by the company in the future marketing of its fire suppressant products.

         LIQUIDITY AND CAPITAL RESOURCES

         The company had negative cash flow from operations of $929,793 in 2000 and negative cash flow from operations of $1,263,755 in 1999. Major contributor to the 2000 negative cash flow from operations was the $1,175,650 net loss from operations. Major contributors to the 1999 negative cash flow from operations were the $991,274 net loss from operations, $330,123 in additions to inventory, and $250,000 increase in prepaid royalties.

         The company had negative cash flow from investing activities of $41,720 and $4,523 in 2000 and 1999, respectively. The major components of both years' negative cash flow from investing activities were acquisitions of property and equipment.

         The company was able to stay liquid only from the sale of $822,500 of its common stock during 2000 and $1,1334,500 of its common stock during 1999. At year-end 2000, the company had $428,478 cash on hand.

         The company has received indications from several prospective buyers of its fire suppressant and industrial cleaner products that a considerable market for these products will develop during 2001. See "Outlook" below.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         The company believed that, with the approval, listing and rating of FIREPOWER 911(TM) as a fire extinguisher, a niche market could be created. This was supported by actions taken by the USEPA, which has been mentioned previously, and actions of the Connecticut State Fire Marshal's Office and the

California State Fire Marshal's Office. In 2000, the company sought additional enforcement by other state fire marshals' offices.

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

         In February 1999, the company completed the listing and rating requirements, placing FIREPOWER 911(TM) in a class of its own, the only listed and rated fire extinguisher in an aerosol can available in the global marketplace. In March 1999, the company received a letter from the Connecticut State Fire Marshal's Office certifying that the company's FIREPOWER 911(TM) had satisfied their fire code requirements.

         The California State Fire Marshal's Office notified the company in July 1999 that California had a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This is a new area, termed Non-Halon Certification, and means that any portable fire extinguisher whose marketing intent is directed to the residential and individual use market must contain a formula that has been certified as Non-Halon. FLAMEOUT(R) is the first of seven permanent listed and certified replacements for Halon 1211. It is the only product that can meet this requirement due to the type of approval for FLAMEOUT(R). The approval is for residential as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories has completed the application process on behalf of the company, meeting the California Non-Halon requirements.

         With these requirements, approvals, listings, certifications, and confirmations, the company has positioned FIREPOWER 911(TM) to become the only product that can be sold in the retail residential market in California. The completion of this certification will place FIREPOWER 911(TM) as the only product that has survived this process, according to the California State Fire Marshal's Office.

         In other states where Non-Halon certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) is the only product that possesses the validated listing and rating for an aerosol fire extinguisher. During 2000, the company sought additional enforcement action where the company became aware of "copycat" products of FIREPOWER 911(TM). Mass merchandisers and direct response television companies were forced to remove products from their programs. After months of pursuing requested enforcement action, the company made significant stride in establishing commitments from marketing and merchandising groups.

         Several issues have slowed down the marketing of FIREPOWER 911(TM). Its formula is FLAMEOUT(R), a technology for fire suppression, not merely soap in an aerosol can. A specific type of aluminum is required for the container to meet the ANSI/UL8 portion of the validation and listing tests.

The size and type of can required to hold the FLAMEOUT(R) by the very rigid standard for fire extinguishers is not manufactured in the United States. The company must bring the empty shells in from Madrid, Spain.

         These production issues, plus the manufacturing efforts to produce a product with a five-year shelf life, and royalties paid to the testing laboratory calculated on each unit are examples of the unique requirements for the pricing of the company's fire extinguishers.

         When attempts to market a product like FIREPOWER 911(TM) are met with "copycats" which have not passed the scrutiny of the validations, listings and ratings, an education issue is created which must be carried out at the buyers' level. For this education effort to have meaningful effect, enforcement action is required by the state fire marshals' offices. These enforcement actions are public record. The company now has its marketing and merchandising representatives equipped with information showing the buyers that there are issues other than the cheapest product in an aerosol can.

         Presenting the information in this format in late October and November 2000, the company negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. FIREPOWER 911(TM) has been approved by the senior buyer for one of these chains OF stores. A redesign of the home safety products section is scheduled to begin in May 2001. Currently, FIREPOWER 911(TM) is scheduled to appear in July 2001 in these stores.

         Another nationwide marketing company that merchandises products into military base stores and does "in and outs" with the large mass merchandisers, J and S Sales and Marketing, presented FIREPOWER 911(TM) in January and February of 2001, after receiving initial approvals and submitting FIREPOWER 911(TM) for quality analysis with two companies. On March 14, 2001, FIREPOWER 911(TM) was approved with AAFES to go into 160 military PX stores worldwide.

         The marketing of FIREPOWER 911(TM) in the roofing industry by the company's strategic alliance partner, Proformance Marketing, began a nationwide campaign in November of 2000. The initial roofing supply company taking FIREPOWER 911(TM) into all of its 82 distribution centers is Bradco. It is one of the three largest roofing product distributors in the United States. Similar campaigns will be initiated with the other two largest companies after Proformance Marketing completes implementation and training of Bradco's personnel.

         FLAMEOUT(R) has been submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol will be ongoing for eighteen months. The company will be in line to secure the approval of FLAMEOUT(R) in mid-second quarter 2002.

         FLAMEOUT(R) will be tested as a wetting agent and fire suppression foam. When approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. The company's product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida during June and July of 1998. This will become a large venue for product sales beginning with the 2002 fire season.

         The company was also notified by a major home shopping channel that FIREPOWER 911(TM) had been approved for programming beginning the second quarter of 2001.

         The company's test for securing the military specification number MIL-PRF-85704C, which will enable the company's ULTIMATE CLEAN 668(TM) jet engine cleaner to be listed with the Department of

Defense Quality Products Listing, has proceeded into classification tests for Type II concentrates and Type II ready-to-use. The testing for this non-corrosive approval has resulted in some adjustments that had to be made to the formula for the test on ceramic and acrylic finishes. This test is also being done in the "water soluble" category. To the company's knowledge, there are no other products that are aqueous-based which can accomplish the cleaning requirements of the test protocol or the actual engine cleanings. The expanding from the initial Type III approvals to include the two categories of Type II greatly increased the market potential for ULTIMATE CLEAN 668(TM). Final stages and certification are expected in second quarter 2001. The company, through its strategic alliance partner, International Aero, has initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines.

         International marketing agreements were negotiated and executed during 2000. A key element of these agreements is the revenue sharing clause that provides the company profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached during 2000 included the formation of Summit Environmental Europe, BV, South Africa and Canada. The company spent all of 2000 assisting its distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries. Official private and governmental approvals occurred in Chile, Brazil and Canada. FLAMEOUT(R) is undergoing testing with Jockel Manufacturing in Germany.

         The company's development of ULTIMATE ABSORB 1103(TM) has led to a large major corporation's approving the product's use in its manufacturing process. The company is negotiating a corporate-wide purchasing agreement that could be announced in the second quarter 2001.

         A company manufacturing a home fire extinguishing unit in Canada has approved FLAMEOUT(R) over fifteen other products as the product of choice to be utilized in its system. The Canadian company has completed securing of five separate patents on the system. The company will be supplying FLAMEOUT(R) for the Canadian sales and will handle distribution of the units through its other strategic alliance partners. Initial sales will begin in second quarter 2001.

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

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Summit Environmental Corporation, Inc.
Longview, Texas


We have audited the accompanying balance sheet of Summit Environmental Corporation, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000 and the period from August 14, 1997 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Environmental Corporation, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 and the period from August 14, 1997 (date of incorporation) to December 31, 2000, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the company changed its method of accounting for organization costs in 1999.

/s/ Lane Gorman Trubitt, L.L.P.

LANE GORMAN TRUBITT, L.L.P.



Dallas, Texas
January 19, 2001

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2000

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $   428,478
 Accounts receivable, less allowance of $44,000                   52,961
 Note receivable - related party                                  36,231
 Inventory                                                       795,857
 Prepaid insurance                                                 3,858
                                                             -----------
     Total current assets                                      1,317,385
                                                             -----------

PROPERTY AND EQUIPMENT - AT COST
 Automobiles                                                      52,145
 Office furniture and equipment                                   45,504
 Leasehold improvements                                            7,216
 Accumulated depreciation and amortization                       (15,042)
                                                             -----------
     Net property and equipment                                   89,823
                                                             -----------

OTHER ASSETS
 Prepaid royalties                                               514,000
 Patent and licenses                                           2,435,000
 Accumulated amortization on patent and licenses                (348,466)
                                                             -----------
     Total other assets                                        2,600,534
                                                             -----------

     Total assets                                            $ 4,007,742
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $    59,186
 Accrued payroll                                                  23,428
 Note payable - current portion                                    3,128
                                                             -----------
     Total current liabilities                                    85,742
                                                             -----------

LONG-TERM OBLIGATIONS
 Note payable - less current portion                              45,611
                                                             -----------

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001; 10,000,000 shares
  authorized; no shares issued                                        --
 Common stock, par value $.001; 40,000,000 shares
  authorized; 12,092,994 shares issued and outstanding            12,094
 Additional paid-in capital                                    6,637,135
 Deficit accumulated in development stage                     (2,772,840)
                                                             -----------
     Total stockholders' equity                                3,876,389
                                                             -----------

     Total liabilities and stockholders' equity              $ 4,007,742
                                                             ===========


The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                              Year Ended December 31,       Period from
                                                          ----------------------------  August 31, 1997 to
                                                               2000         1999         December 31, 2000
                                                          ------------    ------------  -------------------
SALES                                                     $     80,184    $    121,890    $    457,305

COST OF SALES                                                   39,353          43,402         140,200
                                                          ------------    ------------    ------------

     Gross profit                                               40,831          78,488         317,105
                                                          ------------    ------------    ------------

OPERATING EXPENSES
 Advertising                                                     4,345             946          16,557
 Amortization                                                  162,348         162,326         358,163
 Audit fees                                                     30,170          19,320          66,065
 Automobile expenses                                            28,890          28,135          78,809
 Bad debt expense                                                3,983          14,452          48,435
 Consulting fees                                                 7,500              --          37,494
 Contract services                                               3,272           1,482           6,617
 Commissions                                                    12,770           3,000          32,003
 Contributions                                                   1,585           1,045           3,765
 Depreciation                                                   19,667           7,973          29,582
 Dues and subscriptions                                          1,739           7,081           8,820
 Insurance                                                      32,102          22,428          69,305
 Marketing                                                     231,768         139,427         610,954
 Miscellaneous                                                  10,192           8,774          27,158
 Licenses and permits                                              651           5,118          28,194
 Office expenses                                                25,376          20,168          69,437
 Officer compensation                                          188,747         155,203         457,190
 Payroll taxes                                                  24,734          21,673          60,236
 Postage and delivery                                           30,900          21,460          68,461
 Press releases                                                 18,824          14,191          34,691
 Printing and reproduction                                       3,082             251           8,525
 Professional fees                                              21,278           9,760          33,138
 Rent                                                           41,963          51,208         127,419
 Repairs                                                        25,884           4,456          35,381
 Research and development                                       18,575           4,504          23,079
 Royalties                                                       3,944           5,780           9,724
 Salaries - office                                             110,728          97,740         268,374
 SEC expense                                                    35,238          24,769          74,208
 Set up costs                                                    8,248              --           8,248
 Start up costs                                                  9,491              --           9,491
 Taxes                                                             190           4,879           7,418
 Telephone and utilities                                        39,108          30,922          90,131
 Travel and entertainment                                       75,057          56,128         178,617
 Warranty expense                                                  518          17,891          18,409
                                                          ------------    ------------    ------------
     Total operating expenses                                1,232,867         962,490       3,004,098
                                                          ------------    ------------    ------------

Net loss from operations                                    (1,192,036)       (884,002)     (2,686,993)

OTHER INCOME (EXPENSE)
 Interest income                                                30,053           9,237          44,329
 Interest expense                                               (7,704)         (3,145)        (10,849)
 Loss on sale of assets                                         (8,477)             --          (8,477)
 Miscellaneous                                                   2,514           6,230           8,744
                                                          ------------    ------------    ------------
                                                                16,386          12,322          33,747
                                                          ------------    ------------    ------------

Net loss before income tax                                  (1,175,650)       (871,680)     (2,653,246)

 Income taxes                                                       --              --              --
                                                          ------------    ------------    ------------

Net loss before cumulative effect of the
change in accounting principle                              (1,175,650)       (871,680)     (2,653,246)

 Cumulative effect on prior years of change in
 accounting principle, net of tax                                   --        (119,594)       (119,594)
                                                          ------------    ------------    ------------
NET LOSS                                                  $ (1,175,650)   $   (991,274)   $ (2,772,840)
                                                          ============    ============    ============

NET LOSS PER SHARE before
cumulative effect of the change in accounting principle   $      (0.10)   $      (0.11)   $      (0.35)

 Cumulative effect on prior years of the change in
 accounting principle                                               --           (0.02)          (0.02)
                                                          ------------    ------------    ------------
NET LOSS PER SHARE                                        $      (0.10)   $      (0.13)   $      (0.37)
                                                          ============    ============    ============

WEIGHTED AVERAGE SHARES                                     11,728,336       7,611,845       7,616,064

The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                         (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the period from August 14, 1997 to December 31, 2000

                                                                                                     Deficit
                                                                                                   Accumulated
                                                           Common Stock                                in
                                                      --------------------------    Additional     Development
                                                        Shares         Amount     Paid-in Capital     Stage          Total
                                                      -----------    -----------  ---------------  -----------    -----------
Balances, August 14, 1997                                      --    $        --    $        --    $        --    $        --

Issued for cash ($.46 per share)                          100,000          1,000         45,000             --         46,000
Net earnings                                                   --             --             --         40,762         40,762
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1997                               100,000          1,000         45,000         40,762         86,762

Adjustment for 33.6-for-1 stock split                   3,260,000          2,360         (2,360)            --             --
Sale of 500,000 shares ($.20 per share)                   500,000            500         99,500             --        100,000
Sale of 1,000,000 shares ($.29 per share)               1,000,000          1,000        289,000             --        290,000
Summit Environmental Corporation Inc.
  Merger 750,000 shares (.001 per share)                  750,000            750           (750)            --             --
Sale of 250,000 shares ($.60 per share)                   250,000            250        149,750             --        150,000
Sale of 384,840 shares ($2.50 per share)                  384,840            385        961,715             --        962,100
122,000 shares issued for services ($.14 per share)       122,000            122         17,372             --         17,494
750,000 shares issued for patent ($2.50 per share)        750,000            750      1,874,250             --      1,875,000
Sale of 289,854 shares ($2.49 per share)                  289,854            289        721,346             --        721,635
Net loss                                                       --             --             --       (646,678)      (646,678)
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1998                             7,406,694          7,406      4,154,823       (605,916)     3,556,313

Sale of 123,000 shares ($2.50 per share)                  123,000            123        307,377             --        307,500
Sale of 1,704,000 shares ($.50 per share)               1,704,000          1,704        850,296             --        852,000
Return of 10,000 shares ($2.50 per share)                 (10,000)           (10)       (24,990)            --        (25,000)
Conversion of long-term debt to 260,000
  shares ($0.50 per share)                                260,000            260        129,740             --        130,000
Correction of shares outstanding                           (1,200)            --             --             --             --
Issuance of 875,000 shares ($.40 per share) as
   satisfaction for related party note payable            875,000            875        349,125             --        350,000
Net loss                                                       --             --             --       (991,274)      (991,274)
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1999                            10,357,494         10,358      5,766,371     (1,597,190)     4,179,539

Sale of 1,533,000 shares ($.50 per share)               1,533,000          1,533        764,967             --        766,500
Issuance of 140,000 shares upon exercise
 of stock options ($.40 per share)                        140,000            140         55,860             --         56,000
62,500 shares issued for services ($.80 per share)         62,500             63         49,937             --         50,000
Net loss                                                       --             --             --     (1,175,650)    (1,175,650)
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2000                            12,092,994    $    12,094    $ 6,637,135    $(2,772,840)   $ 3,876,389
                                                      ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                             Year Ended December 31,      Period from
                                                            -------------------------  August 31, 1997 to
                                                               2000            1999    December 31, 2000
                                                            -----------    ----------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(1,175,650)   $  (991,274)   $(2,772,840)
  Adjustments to reconcile net loss to cash
   used in operating activities
     Amortization                                               162,348        162,326        358,163
     Bad debt expense                                             3,983         14,452         48,435
     Cumulative effect of change in accounting principle             --        119,594        119,594
     Depreciation                                                19,667          7,973         29,582
     Loss on sale of assets                                       8,477             --          8,477
     Common stock issued for services                            50,000             --         67,494
     Change in assets and liabilities:
       Accounts receivable                                       28,245          7,584       (137,627)
       Inventory                                                (66,673)      (330,124)      (795,857)
       Prepaid expenses                                         (14,686)      (253,172)      (517,858)
       Refundable income taxes                                       --          7,252             --
       Accounts payable                                          47,785         (7,800)        59,186
       Accrued liabilities                                        6,711           (566)        23,428
                                                            -----------    -----------    -----------
          Net cash used in operating activities                (929,793)    (1,263,755)    (3,509,823)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                         (41,720)        (4,523)       (67,446)
  Organization costs                                                 --             --       (129,291)
  Acquisition of licenses                                            --             --        (60,000)
                                                            -----------    -----------    -----------
     Net cash used in investing activities                      (41,720)        (4,523)      (256,737)
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                      --        130,000          6,554
  Loan principal repayments                                      (8,366)        (5,069)       (18,251)
  Loan principal repayments - related party                          --       (150,000)      (150,000)
  Proceeds from sale of stock                                   822,500      1,134,500      4,356,735
                                                            -----------    -----------    -----------
     Net cash provided by financing activities                  814,134      1,109,431      4,195,038
                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (157,379)      (158,847)       428,478

Cash - Beginning of period                                      585,857        744,704             --
                                                            -----------    -----------    -----------

Cash - End of period                                        $   428,478    $   585,857    $   428,478
                                                            ===========    ===========    ===========

SUPPLEMENTAL INFORMATION
  Cash paid for interest                                    $     7,704    $     3,145    $    11,572
  Cash paid for income taxes                                         --             --          7,252
  Issuance of common stock for patent                                --             --      1,875,000
  Issuance of note payable for patent                                --             --        500,000
  Issuance of notes payable to purchase equipment                50,795         51,766        102,561
  Conversion of notes payable to common stock                        --        350,000        350,000
  Conversion of long-term debt to common stock                       --        130,000        130,000
  Conversion of accounts receivable to note receivable           36,231             --         36,231


The accompanying notes are an integral part of these financial statements.

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

         The company markets fire suppression materials, environmentally safe cleaning chemicals and natural, botanical cosmetic products. The products are proprietary or are under exclusive license. Marketing efforts include "infomercials" and other television and radio promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

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

         The Financial Accounting Standards Board has released FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (An amendment of FASB Statement No. 133), FAS 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121," and FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (A replacement of FASB Statement No. 125). The company believes that the impact of these new standards will not have a material effect on the company's consolidated financial position, results of operations or disclosures.

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

         The estimated service lives used in determining depreciation and amortization are:

              Description                                Estimated Service Life
              -----------                                ----------------------
              Automobiles                                         5 years
              Office furniture and equipment                    5 - 7 years
              Leasehold improvements                              4 years

         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $254,937 and $154,564 for 2000 and 1999, respectively.

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

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


3.       LICENSES

         Licenses for exclusive marketing rights to various products have been acquired for fees totaling $60,000 from a related party. The company is the manufacturer/supplier of the products.

4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2000. Rent expense for all operating leases was approximately $61,317 and $70,400 for 2000 and 1999, respectively.

         At December 31, 2000, approximate rental commitments under all noncancellable leases having terms in excess of one year are as follows:

              Year Ending
              December 31,
              ------------
                  2001                                       $ 8,177
                  2002                                           541
                  2003                                            --
                                                             -------
              Total minimum lease payments                   $ 8,718
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

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


5.       COMMON STOCK (continued)

         The following schedule summarizes the changes in the Plan for the two years ended December 31, 2000:

         Options

                                                                               Option Price
                                                                         ------------------------
                                                     Number of Shares    Per Share    Total Price
                                                     ----------------    ---------    -----------
        Outstanding at December 31, 1998                      --           $  --         $     --


        For the year ended December 31, 1999:
             Granted                                     350,000            1.00          350,000
             Exercised                                        --              --               --
                                                        --------        --------         --------

        Outstanding at December 31, 1999                 350,000            1.00          350,000

        For the year ended December 31, 2000:
             Granted                                          --              --               --
             Exercised                                        --              --               --
             Expired                                     (85,000)           1.00          (85,000)
                                                        --------        --------         --------

        Outstanding at December 31, 2000
             (127,500 exercisable)                       265,000        $   1.00         $265,000
                                                        ========        ========         ========


         Warrants

         During 2000 and 1999, the company issued warrants to acquire 766,500 and 982,000 shares, respectively, for $1.00 per share through June 30, 2002 in connection with a private placement.

         Stock Options

         In compliance with Statement of Financial Accounting Standards No. 123, the company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                       2000                              1999
                          ------------------------------    ------------------------------
                           As Reported       Pro forma       As Reported      Pro forma
                          -------------    -------------    -------------    -------------
         Net loss         $   1,175,647    $   1,198,942    $    (991,274)   $  (1,036,560)
         Loss per share   $        (.10)   $        (.10)   $       (0.13)   $       (0.14)


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

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


5.       COMMON STOCK (continued)

         Contingency Regarding Some Shares

         During the proposed merger period with Summit Technologies, Inc., the company filed a registration statement with the Securities and Exchange Commission ("the Commission") on March 26, 1998 related to the proposed merger, naming Summit Technologies, Inc. as the entity proposed to be merged into the company. Summit Technologies, Inc. subsequently sold 810,840 shares of its common stock in an offering intended to be exempt from registration pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and of Regulation D, Rule 506 of the Commission.

         It is possible, but not certain, that the filing of the registration statement by the company and the manner in which Summit Technologies, Inc. conducted the sale of the 810,840 shares of common stock constituted "general advertising or general solicitation" by the company. General advertising and general solicitation are activities that are prohibited when conducted in connection with an offering intended to be exempt from registration pursuant to the provision of Regulation D, Rule 506 of the Commission. The company does not concede that there was no exemption from registration available for this offering. Nevertheless, should the aforementioned circumstances have constituted general advertising or general solicitation, the company would be denied the availability of Regulation D, Rule 506 as an exemption from the registration requirements of the Securities Act of 1933 when it sold the 810,840 shares of common stock after March 26, 1998. Should no exemption from registration have been available with respect to the sale of these shares, the persons who bought them would be entitled, under the Securities Act of 1933, to the return of their subscription amounts if actions to recover such monies should be filed within one year after the sales in question. Through December 31, 1999, the company had refunded 10,000 shares. The refund period has expired and no further refunds are required.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the company and related parties:

         The company and another business with common shareholders share office space and the related expenses.

         Sales totaling $6,003 and $60,114 were made to related parties in 2000 and 1999, respectively.

         At December 31, 2000, accounts receivables from related parties totaled $11,850 and a note receivable from a related party totaled $36,231.

         The company acquired a patent from BioGenesis Enterprises, Inc. on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $499,000 as of December 31, 2000.

         During 1998, the company purchased a license for various products from an entity with common shareholders and management members of the company, and paid $60,000 for such costs.

7.       CONCENTRATIONS

         Approximately 63 percent and 35 percent of sales were made to three customers in 2000 and 1999, respectively. The three customers were different for each of the two years. Accounts receivable from those three customers of 2000 were $1,920.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


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

         The deferred tax assets include the following components:

                                              2000        1999
                                           ---------    ---------
         Deferred tax assets:
         Deferred tax asset - current      $  14,960    $  14,960
         Deferred tax asset - noncurrent     939,073      530,389
         Valuation allowance                (949,198)    (542,766)
                                           ---------    ---------
           Deferred tax assets, net            4,835        2,583
                                           ---------    ---------

         Deferred tax liabilities:
         Current                                  --        2,583
         Noncurrent                            4,835           --
                                           ---------    ---------
                                               4,835        2,583
                                           ---------    ---------
                                           $      --    $      --
                                           =========    =========

         The valuation allowance was established to reduce the deferred tax asset for the amounts that will more likely than not be realized. This reduction is primarily necessary due to the uncertainty of the company's ability to utilize all of the net operating loss carryforward. The valuation allowance increased $406,432 and $344,866 in 2000 and 1999, respectively. The company has a net operating loss carryforward of approximately $2,690,000 of which $605,000 expires in 2018, $882,000 expires in 2019 and $1,203,000 expires in 2020.

9.       NOTE PAYABLE

         As of December 31, 2000, the company was obligated under a note payable, described as follows:

                                                                Interest    Monthly
               Creditor          Collateral       Maturity        Rate      Payment     Total
               --------          ----------     -------------   --------    --------    -------
         Austin Bank             Motor home     April 7, 2005     9.00%       $644      $48,739
         Less current portion                                                            (3,128)
                                                                                        -------
                                                                                        $45,611
                                                                                        =======

         Interest costs incurred and charged to expense for 2000 and 1999 were $7,704 and $3,145, respectively.

         The aggregate maturities of notes payable for each of the five years subsequent to December 31, 2000 are as follows:

                  2001                         $ 3,128
                  2002                           3,843
                  2003                           4,204
                  2004                           4,598
                  2005                          32,966
                                               -------
                                               $48,739
                                               =======

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


10.      LEGAL PROCEEDINGS

         On January 27, 1999, the company received a citation, Cause No. CC-00-934-A, Infinity Broadcasting Corporation of Dallas d/b/a KLUV
         98.7 FM and 1190 AM vs. Summit Environmental Corporation, Inc., which involved a disagreement as to the billing of radio advertising cost. Subsequent to year end, this suit was settled for $24,000. This liability is included in accounts payable at December 31, 2000.

11.      SUBSEQUENT EVENT (UNAUDITED)

         In February 2001, the Board approved a private placement offering of 250,000 shares at $0.50 per share. Funding has been received for 200,000 of these shares.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                               OFFICE HELD   TERM OF
           NAME                         OFFICE                    SINCE      OFFICE
           ----                         ------                 -----------   -------
B. Keith Parker, 52             Chief Executive Officer and        1997        4-01
                                Director

Don Hendon, 58                  President, Chief Financial         1997        4-01
                                Officer and Director

Paula Parker, 47                Vice President, Secretary          1997        4-01
                                And Director

Dean Haws, 31                   Director                           1997        4-01

John Brooks, 53                 Director                           1999        4-01

James J. Roach, 53              Director                           1997        4-01

Thomas J. Kenan, 69             Director                           1997        4-01

Mohsen Amiran, 51               Director                           1999        4-01

Wilton Dennis Stripling, 59     Director                           2000        4-01

KEITH PARKER, CHAIRMAN, CEO

         Mr. Parker graduated from Texas A & M University at Commerce and pursued graduate studies in tax law, estate planning and philosophy at Southern Methodist University and Southwest Texas State University. He began a career in financial and tax planning in 1973, is a licensed financial planner and has earned numerous industry awards for production. In 1995, he and Paula Parker, his spouse, organized Moonlighting Distribution Corporation and began the distribution of more than 30 products, many of which they developed themselves. In August 1997, they organized Summit Technologies, Inc.

DON HENDON, PRESIDENT, CFO

         Mr. Hendon has thirty-five years in public accounting in the areas of taxation and litigation. He is a member of the Texas Society of Certified Public Accountants and East Texas Chapter of Certified Public Accountants. He was a member and worked in the development of the Texas Society of Certified Public Accountants Litigation Conference and Litigation Services Member Section steering committee.

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

         Ms. Parker is extensively involved in her community and has served as Chamber of Commerce President, has been a United Way Board Member and an American Red Cross Board Member. She has served on the education committee of the Miss Texas Scholarship Pageant Association. A graduate of the University of Colorado - Bank Marketing Association, Ms. Parker earned Marketing and Finance degrees from the Association.

DEAN HAWS, DIRECTOR

         Mr. Haws has been the owner and operator of a satellite dish sales and installation company, Gilmer Satellites of Gilmer, Texas, for the last ten years. He has also been active in the oil field service business and the ostrich business.

JAMES J. ROACH, DIRECTOR

         Mr. Roach is currently the President of Electrical Generation Technologies, which specializes in the development and installation of network communications. He is a retired Connecticut State Police sergeant and owns a private detective and security company. His clients include many insurance companies and the State of Connecticut.

JOHN BROOKS, DIRECTOR

         Mr. Brooks is a retired Naval Aviation Maintenance Officer with twenty-five years of active naval service. In 1993, he joined Mach II Aviation, an FAA repair station, directing the development of global positioning system
(GPS) applications. He was responsible for developing differential corrected GPS as an alternative to existing instrument landing systems, for the approval of SCAT-1 systems under FAA order 8400.11. He managed the first installation and approval of supplementary GPS receivers for oceanic navigation. In 1995, he joined International Aero, Inc. as director of purchasing. In 1997, he was reassigned as its director of research in its fire protection laboratory. He began focusing on aerospace applications of encapsulated micro aerosol agents and pyrotechnic gas generators. His recent research has concentrated on aerospace fire protection and suppression systems testing, aimed at developing alternative systems to replace existing Halon 1301 and 1211 installations.

THOMAS J. KENAN, DIRECTOR

         Mr. Kenan has practiced securities and corporation law in Oklahoma City, Oklahoma for the last 35 years. He is presently affiliated with Fuller, Tubb, Pomeroy & Stokes in an "of counsel" capacity.

DR. MOHSEN AMIRAN, DIRECTOR

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

DR. WILTON DENNIS STRIPLING, DIRECTOR

         Dr. Stripling is an orthopaedic surgeon in the Dallas area and has been practicing medicine since 1968. He is a member of the Dallas County Medical Society, Texas Medical Society, American Academy of Orthopaedic Surgeons, and American Society for Surgery of the Hand. He is currently the President-elect of Presbyterian Hospital of Dallas Medical Staff, Chair of Quality and Resource Management Committee and a member of numerous committees for Presbyterian Hospital of Dallas.

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

         Pursuant to the Corporation's 1998 Stock Option Plan, on September 21, 1999, the officers issued options to purchase shares of Common Stock of the Corporation at $1.00 a share to the following persons in the amounts and subject to the vesting conditions set forth opposite their names:

                                                Incentive Stock     Non-Qualified Stock
       Grantee                  Position            Options              Options              Service Date
       -------                  --------        ---------------     -------------------       ------------
Don Hendon (1)               Officer-Director        50,000                                     12-14-97
Jennifer Woolbert (2)        Employee                10,000                                     08-14-97
Nicole Parker (2)            Employee                10,000                                     01-04-99
Ann Graff (2)                Employee                10,000                                     05-12-98
Laurie Grigsby (2)           Employee                10,000                                     07-10-98
Val Allen (2)                Employee                10,000                                     06-01-99
Dean Haws (1)                Director                                     40,000
Jim Roach (1)                Director                                     40,000
Thomas J. Kenan (1)          Director                                     40,000
Chuck Wilde (1)              Director                                     40,000
John Brooks (1)              Director                                     40,000
Mohsen Amiran (1)            Consultant                                   25,000
Tom Rouse (1)                Consultant                                   25,000

(1) 25% vests the day granted. 25% vests on each of 1-1-2000, 1-1-2001, and 1-1-2002 if the grantee is still an officer or director of the company.

(2) 25% vests on the first, second, third and fourth anniversaries of the date of initial employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows information as of December 31, 2000 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

                                                    NO. OF         % OF
         SUMMIT ENVIRONMENTAL CORP.                 SHARES         CLASS
         --------------------------                 ------         -----
         B. Keith Parker                         2,296,805(1)       19.4
         521 Delia
         Longview, TX 75601

         Don Hendon                                223,740           1.9
         521 Delia
         Longview, TX 75601

         Paula Parker                              446,000(2)        3.7
         521 Delia
         Longview, TX 75601

         Moonlighting Distribution                 350,000(3)        2.9
         Corporation
         521 Delia
         Longview, TX 75601

         Dean Haws                                 337,100           2.8
         P. O. Box 1071
         Gilmer, TX 75644

         John Brooks                                35,000           0.3
         11817 Westar Lane
         Burlington, WA  98233

         James J. Roach                             30,000           0.2
         1255 Middlebury Road
         Middlebury, CT  06762

         Thomas J. Kenan                           190,620(4)        1.6
         212 NW 18th Street
         Oklahoma City, OK  73103

         BioGenesis Enterprises, Inc.            1,075,000(5)       12.1
         7420 Alban Station, Ste. B-208
         Springfield, VA  22150

         Mohsen Amiran                           1,275,700(5)       12.3
         7420 Alban Station, Ste. B-208
         Springfield, VA  22150

         Wilton Dennis Stripling                   675,000           5.5
         5230 Walnut Hill Lane, Ste. 306
         Dallas, TX  75231

         Officers and Directors                  5,302,965          42.2
         as a group (7 persons)


(1) Mr. Parker directly owns 1,850,805 shares of common stock. He is attributed the beneficial ownership of 51,500 shares owned by a minor son, Casey Joe Parker and 44,500 shares owned by a daughter, Leslie Nicole Parker. He beneficially owns an additional 350,000 shares through his controlling stock ownership and position as a director of Moonlighting Distribution Corporation, which directly owns such 350,000 shares. These same 446,000 shares are attributed to Paula Parker. See footnote (2).

(2) Mrs. Parker, who is the spouse of B. Keith Parker, is attributed 350,000 shares through her controlling stock ownership and position as a director of Moonlighting Distribution Corporation, the record owner of the shares. She is attributed the beneficial ownership of 51,500 shares owned by a minor son, Casey Joe Parker and 44,500 shares owned by a daughter, Leslie Nicole Parker. These same 446,000 shares are attributed to Mr. Parker.

(3) Some 52.5 percent of the stock of Moonlighting Distribution Corporation is owned by B. Keith Parker and Paula Parker, husband and wife, who also are directors of such company. These 350,000 shares are also attributed to Mr. and Mrs. Parker by reason of their controlling stock ownership of such company and their positions as directors of it.

(4) These shares are owned by the Marilyn C. Kenan Trust, which trust is under the control of Marilyn C. Kenan, its sole trustee and beneficiary for her life. Mrs. Kenan is the spouse of Mr. Kenan. Mr. Kenan disclaims any beneficial interest in shares of capital stock of Summit Environmental Corporation owned by this trust.

(5) Dr. Amiran directly owns 200,000 shares of common stock. He beneficially owns another 1,075,000 shares through his controlling stock ownership and position as a director of BioGenesis Enterprises, Inc., which directly owns such 1,075,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Summit Technologies, prior to its merger with the company, paid $30,000 to Moonlighting Distribution Corporation for the exclusive license to distribute products manufactured by Moonlighting Distribution Corporation - STRESSEX(TM), PANNACHE(TM), and TRIM-AWAY(TM). B. Keith Parker and his spouse, Paula Parker, who were officers and directors of Summit Technologies, own 52.5 percent of the capital stock of Moonlighting. Summit Environmental will pay royalties to Moonlighting for the exclusive licensing rights to the products from Moonlighting.

         Summit Technologies' and, now, this company's distribution rights to BioGenesis's fire suppression products were acquired not from BioGenesis, but, rather, from Moonlighting Distribution Corporation, which had acquired these rights before Summit Technologies was formed. In exchange for the transfer of these rights to Summit Technologies, it issued 350,000 shares of its common stock to Moonlighting Distribution Corporation, paid $10,000 to Moonlighting, and will pay to Moonlighting a royalty of $0.50 for each 16-ounce can of FIREPOWER 911(TM), $0.35 for each 1-liter can of FIREPOWER 911(TM), and $0.50 for each gallon of FLAMEOUT(R).

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

         PARENTS OF THE COMPANY

         Moonlighting Distribution Corporation ("Moonlighting") is affiliated with the company through the common control of it and the company by B. Keith Parker and Paula Parker, husband and wife, who are directors of each corporation, own 52.5 percent of the capital stock of Moonlighting (which itself owns 2.9 percent of the capital stock of the company) and own of record 19.4 percent of the capital stock of the company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:


         2.1   --   Agreement of Merger of July 14, 1998, between Summit
                    Environmental Corporation, Inc. and Summit Technologies,
                    Inc.**

         3.1   --   Articles of Incorporation of Summit Environmental
                    Corporation, Inc.*

         3.1.1 -- Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

         3.2   --   Bylaws of Summit Environmental Corporation, Inc.*

        10.1   --   1998 Stock Option Plan adopted by Summit Environmental
                    Corporation, Inc.*

        10.3   --   Limited Exclusive Marketing Bilateral Agreement Between
                    Moonlighting Distribution Corporation-USA and Summit
                    Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or
                    Poder 24)*

        10.4   --   Limited Exclusive Marketing Bilateral Agreement among B.
                    Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a
                    Moonlighting International, and Summit Technologies, Inc.
                    (FireKare, FIREPOWER 911(TM), Super Cold Fire, and FLAME
                    OUT(R))*

        10.6   --   Exclusive Marketing Bilateral Agreement between Moonlighting
                    Distribution Corporation-USA and Summit Technologies, Inc.
                    (Trim-Away)**

        10.7   --   November 2, 1998 Amendment to April 27, 1998 Letter of
                    Intent between BioGenesis Enterprises, Inc. and Summit
                    Technologies, Inc., and April 27, 1998 Letter of Intent.***

        27     --   Financial Data Schedule

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.


Date:  March 23, 2001                       By /s/ B. Keith Parker
                                               ----------------------------
                                               B. Keith Parker, Chief
                                               Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 23, 2001                       By /s/ Don Hendon
                                               ----------------------------
                                               Don Hendon, Chief Financial
                                               Officer and Director



Date:  March 23, 2001                       By /s/ B. Keith Parker
                                               ----------------------------
                                               B. Keith Parker, Chief
                                               Executive Officer and Director



Date:  March 23, 2001                       By /s/ Paula Parker
                                               ----------------------------
                                               Paula Parker, Director



Date:  March 23, 2001                       By /s/ Dean Haws
                                               ----------------------------
                                               Dean Haws, Director



Date:  March 23, 2001                       By /s/ Thomas J. Kenan
                                               ----------------------------
                                               Thomas J. Kenan, Director



Date:  March 23, 2001                       By /s/ James J. Roach
                                               ----------------------------
                                               James J. Roach, Director



Date:  March 23, 2001                       By /s/ John Brooks
                                               ----------------------------
                                               John Brooks, Director

Date:  March 23, 2001                       By /s/ Mohsen Amiran
                                               ----------------------------
                                               Mohsen Amiran, Director



Date:  March 23, 2001                       By /s/ Wilton Dennis Stripling
                                               ----------------------------
                                               Wilton Dennis Stripling,
                                               Director

                                 EXHIBIT INDEX


      EXHIBIT
      NUMBER                      DESCRIPTION
      ------                      -----------

        27     --   Financial Data Schedule