Form 10QSB
period 2001-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2001-05-11
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)


     Texas                    333-48659                        73-1537206
     -----                    ---------                       ------------
   (state of           (Commission File Number)               (IRS Employer
 incorporation)                                                I.D. Number)


                                521 Delia Street
                               Longview, TX 75601
                                  800-522-7841

              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---
As of March 31, 2001, there were 12,292,994 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                                          March 31, 2001 (Unaudited)   December 31, 2000
                                                                          --------------------------   -----------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                                    $   309,790                 $   428,478
  Accounts Receivable, Less Allowance of $44,000                                    79,007                      52,961
  Note receivable - related party                                                   26,932                      36,231
  Inventory                                                                        750,094                     795,857
  Prepaid Insurance                                                                  3,338                       3,858
                                                                               -----------                 -----------
      Total Current Assets                                                       1,169,161                   1,317,385
                                                                               -----------                 -----------

PROPERTY AND EQUIPMENT AT COST
  Property and Equipment                                                           106,827                     104,865
  Accumulated Depreciation and Amortization                                        (20,166)                    (15,042)
                                                                               -----------                 -----------
      Net Property and Equipment                                                    86,661                      89,823
                                                                               -----------                 -----------

OTHER ASSETS
  Prepaid Royalties                                                                514,000                     514,000
  Patents and Licenses                                                           2,435,000                   2,435,000
  Less:  Accumulated Amortization                                                 (389,053)                   (348,466)
                                                                               -----------                 -----------
      Total Other Assets                                                         2,559,947                   2,600,534
                                                                               -----------                 -----------

TOTAL ASSETS                                                                   $ 3,815,769                 $ 4,007,742
                                                                               ===========                 ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                             $    31,029                 $    59,186
  Accrued Payroll                                                                   20,009                      23,428
  Notes Payable - Current Portion                                                    3,567                       3,128
                                                                               -----------                 -----------
      Total Current Liabilities                                                     54,605                      85,742
                                                                               -----------                 -----------

LONG-TERM LIABILITIES
  Notes Payable - Less Current Portion                                              44,169                      45,611
                                                                               -----------                 -----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued                                                  --                          --
  Common stock, par value $.001; 40,000,000
    shares authorized, 12,292,994 & 12,092,994
    shares issued and outstanding respectively                                     12,294                      12,094
  Additional Paid in Capital                                                     6,736,935                   6,637,135
  Deficit Accumulated in Development Stage                                      (3,032,234)                 (2,772,840)
                                                                               -----------                 -----------
      Total Stockholders' Equity                                                 3,716,995                   3,876,389
                                                                               -----------                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 3,815,769                 $ 4,007,742
                                                                               ===========                 ===========



   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31                   Period from
                                                           ------------------------------    August 31, 1997 to
                                                              2001              2000            March 31, 2001
                                                           ------------      ------------    -------------------
SALES                                                      $     42,982      $     16,803      $    500,287
COST OF SALES                                                    35,070             8,393           175,270
                                                           ------------      ------------      ------------
GROSS PROFIT                                                      7,912             8,410           325,017
                                                           ------------      ------------      ------------
OPERATION EXPENSES
  Advertising and marketing                                      23,136            66,893            39,693
  Amortization                                                   40,587            40,587           398,750
  Audit Fees                                                     16,565            20,060            82,630
  Automobile expense                                              6,721             8,745            85,530
  Bad debt expense                                                   --             2,516            48,435
  Commissions                                                        --             6,309            37,494
  Consulting fees                                                 4,508                --            11,125
  Contract services                                                 585                --            32,588
  Contributions                                                     482             1,200             4,247
  Damaged Goods                                                   3,093                --            32,675
  Depreciation                                                    5,124             4,194            13,944
  Dues and subscriptions                                          1,609               532            70,914
  Freight and delivery                                            5,548            13,686           616,502
  Insurance                                                       9,270             6,738            36,428
  Legal and professional fees                                     2,193             2,928            30,387
  Licenses and permits                                               --               651            69,437
  Miscellaneous                                                   7,644                40           464,834
  Office expenses                                                 7,299            11,231            67,535
  Officer compensation                                           46,258            49,067           114,719
  Payroll taxes                                                   7,302             3,898            41,993
  Printing and reproduction                                       3,799            10,928            12,324
  Rent                                                            8,872            10,800            42,010
  Repairs                                                         5,195             2,330           132,614
  Research and development                                       13,048                42            48,429
  Royalties                                                          22                --            23,101
  Salaries - Office                                              25,836            22,188            35,560
  SEC Expense                                                       300             3,023           268,674
  Seminars and training                                             160             2,385            74,368
  Set Up Costs                                                    7,939                --            16,187
  Start Up Costs                                                     --                --             9,491
  Taxes                                                              --                --             7,418
  Telephone and utilities                                         8,128             9,430            98,259
  Travel and entertainment                                       10,727            15,400           189,344
  Warranty expense                                                   --               518            18,409
                                                           ------------      ------------      ------------
      Total operating expense                                   271,950           316,319         3,276,048
                                                           ------------      ------------      ------------

NET EARNINGS (LOSS) FROM OPERATIONS                            (264,038)         (307,909)       (2,951,031)

OTHER INCOME
  Interest income                                                 5,572             2,597            49,901
  Interest expense                                                 (928)           (1,629)          (11,777)
  Gain/Loss on Sale of Asset                                         --            (2,241)           (8,477)
  Miscellaneous                                                      --                --             8,744
                                                           ------------      ------------      ------------
      Total other income (expense)                                4,644            (1,273)           38,391
                                                           ------------      ------------      ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                 (259,394)         (309,182)       (2,912,640)
                                                           ------------      ------------      ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                                  --                --          (119,594)
                                                           ------------      ------------      ------------

NET LOSS                                                   $   (259,394)     $   (309,182)     $ (3,032,234)
                                                           ============      ============      ============

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE               $      (0.02)     $      (0.03)     $      (0.36)
                                                           ============      ============      ============

Cumulative effect on prior years of the change in
accounting principle                                                 --                --             (0.02)

NET EARNINGS (LOSS) PER SHARE                              $      (0.02)     $      (0.03)     $      (0.38)
                                                           ============      ============      ============

WEIGHTED AVERAGE SHARES                                      12,165,216        10,825,813         7,925,676




   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                          March 31             Period from
                                                              ----------------------------  August 31, 1997 to
                                                                 2001             2000        March 31, 2001
                                                              -----------      -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $  (259,394)     $  (309,182)     $(3,032,234)
  Adjustments to reconcile net earnings (loss) to cash
    used in operating activities
  Amortization                                                     40,587           40,587          398,750
  Bad debt expense                                                     --               --           48,435
  Cumulative effect of change in accounting principle                  --               --          119,594
  Depreciation                                                      5,124            4,194           34,706
  Loss on sale of equipment                                            --            2,241            8,477
  Common stock issued for services                                     --               --           67,494
  Change in assets and liabilities
    Accounts receivable                                           (26,046)          14,774         (163,673)
    Note receivable                                                 9,299               --            9,299
    Inventory                                                      45,763          (33,542)        (750,094)
    Prepaid insurance                                                 520            1,693           (3,338)
    Prepaid royalties                                                  --               --         (514,000)
    Accounts payable                                              (28,157)          38,292           31,029
    Accrued liabilities                                            (3,419)           2,431           20,009
                                                              -----------      -----------      -----------
      Net cash used in operating activities                      (215,723)        (238,512)      (3,725,546)
                                                              -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                            (1,962)         (22,880)         (69,408)
  Organization costs                                                   --               --         (129,291)
  Acquisition of licenses                                              --               --          (60,000)
                                                              -----------      -----------      -----------
      Net cash used in investing activities                        (1,962)         (22,880)        (258,699)
                                                              -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                        --               --            6,554
  Loan principal repayments                                        (1,003)          (6,311)         (19,254)
  Loan principal repayments - related party                            --               --         (150,000)
  Proceeds from sale of stock                                     100,000          775,000        4,456,735
                                                              -----------      -----------      -----------
      Net cash provided by financing activities                    98,997          768,689        4,294,035
                                                              -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                  (118,688)         507,297          309,790

Cash - Beginning of Period                                        428,478          585,857               --
                                                              -----------      -----------      -----------

Cash - End of Period                                          $   309,790      $ 1,093,154      $   309,790
                                                              ===========      ===========      ===========




   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)



The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2000 has been taken from the company's audited financial statements at that date. The balance sheet at March 31, 2001, the statement of operations for the three months ended March 31, 2001 and the three months ended March 31, 2000 and the period from August 31, 1997, to March 31, 2001, and the statement of cash flows for the three months ended March 31, 2001 and the three months ended March 31, 2000 and the period from August 31, 1997 to March 31, 2001 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

         The company markets fire suppression materials, environmentally safe cleaning chemicals, and natural, botanical cosmetic products. The products are proprietary or are under exclusive license. Marketing efforts include "infomercials" and other television and radio promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


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


         The estimated service lives used in determining depreciation and amortization are:

      Description                                       Estimated Service Life
      -----------                                       ----------------------
      Automobiles                                                      5 years
      Office furniture and equipment                                   5-7 years
      Leasehold improvements                                           4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $23,136 and $66,893 for the first quarters of 2001 and 2000, respectively.

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

4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $8,872 and $10,800 for the first quarters of 2001 and 2000, respectively.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5.       COMMON STOCK

         Private Placement

         During the first quarter of 2001, the board approved a private placement offering for 250,000 shares of common stock at $0.50 per share. 200,000 of these shares were issued during the first quarter.

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

         Warrants

         During the first quarter of 2001, the company issued warrants to acquire 100,000 shares of common stock at $1.00 per share, exercisable through January 31, 2004 in conjunction with the above mentioned private placement.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the company and related parties:

         The company and another business with common shareholders share office space and the related expenses.

         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $514,000 as of both December 31, 2000 and March 31, 2001.

7.       CONCENTRATIONS

         Approximately 83 percent of the sales in the first quarter of 2001 were made to two customers and 99 percent of the sales in the first quarter of 2000 were made to three different customers.

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

9.       NOTES PAYABLE

         As of March 31, 2001, the company was obligated under one note payable, due currently, described as follows:

                                                                                              Monthly
            Creditor                       Collateral        Maturity        Interest Rate    Payment       Total
            --------                       ----------        --------        -------------    -------       -----
            Austin Bank                    Motorhome         04-07-05        9.0%               $644       $47,736
                                                                                                            (3,567)
            Less current portion                                                                           -------
                                                                                                           $44,169
                                                                                                           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

         RESULTS OF OPERATIONS - FIRST QUARTER OF 2001 COMPARED TO FIRST QUARTER OF 2000

         Summit Environmental's revenues for Q1 2001 were 256 percent over Q1 2000--$42,982 in Q1 2001 compared to $16,803 in Q1 2000. Gross margin was 18.4 percent for Q1 2001 compared to 50.1 percent for Q1 2000. Sales have not yet reached a level to reflect a gross margin percentage with accuracy.

         Operating expenses dropped 14.0 percent during Q1 2001 over Q1 2000. Operating expenses decreased by $44,369 from $316,319 in Q1 2000 to $271,950 in Q1 2001.

         Amortization and depreciation were $45,711 in Q1 2001 and $44,781 in Q1 2000.

         Summit had a net loss from operations of $259,394 for Q1 2001, down from a net loss of $309,182 for Q1 2000, a $49,788 or a 16.1 percent decrease.

         OVERVIEW

         Last year, the company moved toward finalizing some of the distribution negotiations and product certifications. Its vision continues to be marketing the company's products through strategic alliances.

         Management has held fast to the theme of establishing a sound retail pricing structure for FIREPOWER 911(TM). Very early, the company was successful in getting FIREPOWER 911(TM) approved by Wal-Mart on a regional basis, first, and then elevated to full category status. Existing purchase orders were in hand.

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

         The company is also in the negotiation stage for the sale of FIREPOWER 911(TM) for placement in military base stores. The company has been notified that the first purchase orders should be in place the week of May 21, 2001.

         Last year, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. On May 1, 2001, the company was notified that the paperwork and letter of credit for a 30,000-can order were being prepared. This product is to be sold to the public by the local fire departments in Chile. The company and Marketing Perspectives Incorporated ("MPI") will be satisfying labeling requirements and insurance requests for completed product liability coverage. The order is anticipated to be as early as June 2001.

         Last year, the company was notified by a direct home product television sales channel that FIREPOWER 911(TM) would be part of its programming in 2001. QVC and Shop at Home notified the company that product approval has been completed. QVC is seeking a letter of verification that FIREPOWER 911(TM) is validated for sales in all 50 states. The company has such a letter posted on its web site and is awaiting the formal request from QVC's legal department.

         Shop at Home's home products buyer conducted a conference call with management in April 2001. The conclusion of the meeting was that a contract was to be prepared and sent to the company. The company has no definite date to report at this time on either venue.

         The company's strategic alliance partner, International Aero, Inc., is the world's largest reconfiguration company for commercial aircraft. The company and International Aero have been working on the minimum performance standards requirements established by the Federal Aviation Administration. Previously, the handheld fire extinguishers onboard all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called Mission Critical that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. Last year, the actual Gross Volume Production Tests of FLAMEOUT(R) on jet fuel and heptane were conducted. The initial performance tests will be conducted at International Aero's new licensed fire testing facility. During 2001, the FAA project will be accelerated.

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, the company is developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. The company's intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. Last year, FLAMEOUT II(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin. The foam stability test was very successful. Additionally, FLAMEOUT II(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. This new formula is being tested by Jockel Manufacturing in Germany and by the National State Fire Department and Testing Agency in Brazil.

         The company has developed a non-toxic, biodegradable turbine cleaner for use on jet engines. In only fifteen minutes, ULTIMATE CLEAN 668(TM) can remove enough residue from jet engine blades that the next flight would experience fuel savings sufficient to pay for the expense of the cleaning. The cleaning of the engines on planes is required as regular periodic maintenance. When fuel savings are considered, this means savings for the airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). Currently used products produce a run-off residue with contamination by metal particles that find their way into the groundwater. ULTIMATE CLEAN 668(TM) has been in an arduous testing procedure and has been approved as non-corrosive regarding eight different metals. With the completion of the corrosive metals tests, actual onboard tests will begin in order for the company to obtain a military specification number for ULTIMATE CLEAN 668(TM). The protocol under which ULTIMATE CLEAN 668(TM) is now being tested is for multiple applications and is expected to culminate in a military specification number. The use of this product will allow commercial airline companies to be in compliance with the newly mandated EPA Water Runoff Quality Standards. The alternatives for the airlines are very costly measures that would affect every department of their operations. Continued use of the corrosive cleaners would require the cleanings to be performed in designated cleaning areas, away from the airlines' operations.

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

         The company concedes that this testing process has been very tedious and time-consuming. The reward for the company will be a head start in the market. Regardless of the unknowns with which the company has dealt, the company and its product have not experienced any setbacks and are moving closer to an expected final Quality Products Listing in second quarter of 2001. The lab conducting the test protocols for the MIL-PRF-85704C has notified the company that ULTIMATE CLEAN 668(TM) has successfully conformed with the requirements for corrosion, crazing, painted surfaces, acrylic surfaces, and water and acid stability. The storage stability test is the final remaining requirement and is now classified as "accelerated storage stability." The company and International Aero are making preliminary plans for initial marketing announcements in June and initial sales in July.

         Through its South American alliance partner, the company submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. The company's existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. Last year, the actual state fire department tests began taking place.

         In Brazil during May 2001, it is anticipated that FLAMEOUT(R) will receive its official government registration number. This will clear the way for the company to begin sales through Marketing Perspectives Incorporated ("MPI"). Their distributor in Brazil has orders to be filled promptly when the certification process is completed. This approval will also be accepted in the other Mercosur Pact countries--Argentina, Uruguay and Paraguay.

         FIREPOWER 911(TM) was successfully tested in Chile. The first product was shipped last year for the initial test market, under the Spanish label "FIREPOWER LIQUIDO 911(TM)." During May 2001, MPI expects to be given the final approval for the first custom order of FIREPOWER 911(TM) one-liter fire extinguishers. These cans, when produced, will bear the name of local distributors and will be printed in Spanish. The initial order will be for 30,000 cans.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         The company believed that, with the approval, listing and rating of FIREPOWER 911(TM) as a fire extinguisher, a niche market could be created. This was supported by actions taken by the USEPA, which has been mentioned previously, and actions of the Connecticut State Fire Marshal's Office and the California State Fire Marshal's Office. Last year, the company sought additional enforcement by other state fire marshals' offices.

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

         The company has completed the listing and rating requirements, placing FIREPOWER 911(TM) in a class of its own, the only listed and rated fire extinguisher in an aerosol can available in the global marketplace. Subsequently, the company received a letter from the Connecticut State Fire Marshal's Office certifying that the company's FIREPOWER 911(TM) had satisfied their fire code requirements.

         California has a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This is a new area, termed Non-Halon Certification, and means that any portable fire extinguisher whose marketing intent is directed to the residential and individual use market must contain a formula that has been certified as Non-Halon. FLAMEOUT(R) is the first of seven permanent listed and certified replacements for Halon 1211. It is the only product that can meet this California requirement due to the type of approval for FLAMEOUT(R). The approval is for residential as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories has completed the application process on behalf of the company, meeting the California Non-Halon requirements.

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

         In other states where Non-Halon certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) is the only product that possesses the validated listing and rating for an aerosol fire extinguisher. Last year, the company sought additional enforcement action when the company became aware of "copycat" products of FIREPOWER 911(TM). Mass merchandisers and direct response television companies were forced to remove products from their programs. After months of pursuing requested enforcement action, the company made significant stride in establishing commitments from marketing and merchandising groups.

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

         Presenting the information in this format last year, the company negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). A redesign of the home safety products section is scheduled to begin in May 2001. Currently, FIREPOWER 911(TM) is scheduled to appear in July 2001 in these stores.

         Over three years ago, the company negotiated a contract with Wal-Mart on a regional basis in Florida, Southern Georgia and Southeastern Alabama. When a category buyer from Wal-Mart decided to remove FIREPOWER 911(TM) from the regional purchasing agreement and take it to a full category purchase, management was forced to "not fill" in-hand purchase orders. Full category meant supplying as many as 4,000 stores in a brief time. However, the major obstacle was the fourteen day fulfillment deadline on new purchase orders. The time required for the manufacturing of the shells for FIREPOWER(TM) is five weeks. Management knew that the initial news of the Wal-Mart contract would be great for the new public company, but failure to meet unrealistic production requirements would be extremely detrimental.

         During the last week of April 2001, a Wal-Mart opportunity once again presented itself. Through one of the company's direct dealers, FIREPOWER 911(TM) has once again been approved for Wal-Mart. However, this time it is on a local store district purchase program. Once the contract starts, it cannot be changed for six months. The completed applications, initial insurance certification, and bar codes registrations were sent to the district supervision level for a specific region of Wal-Mart on May 1, 2001.

         Another nationwide marketing company that merchandises products into military base stores and does "in and outs" with the large mass merchandisers, J and S Sales and Marketing, presented FIREPOWER 911(TM) in January and February of 2001, after receiving initial approvals and submitting FIREPOWER 911(TM) for quality analysis with two companies. On March 14, 2001, FIREPOWER 911(TM) was approved with Army-Air Force Exchange Services ("AAFES") to go into 160 military PX stores worldwide.

         The marketing of FIREPOWER 911(TM) in the roofing industry by the company's strategic alliance partner, Proformance Marketing, began a nationwide campaign late last year. Bradco is the initial roofing supply company taking FIREPOWER 911(TM) into all of its 82 distribution centers. It is one of the three largest roofing product distributors in the United States. Similar campaigns will be initiated with the other two largest companies after Proformance Marketing completes implementation and training of Bradco's personnel.

         FLAMEOUT(R) has been submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol will be ongoing for eighteen months. The company will be in line to secure the approval of FLAMEOUT(R) in second quarter 2002.

         FLAMEOUT(R) will be tested as a wetting agent and fire suppression foam. When approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. The company's product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida. This will become a large venue for product sales beginning with the 2002 fire season.

         The company has been in negotiations with QVC for the sale of FIREPOWER 911(TM) since October 2000. FIREPOWER 911(TM)'s front runner, Chief's Choice, was the initial aerosol fire suppressant sold on QVC. While FIREPOWER 911(TM) was going through the validation and listing process at Applied Research Laboratories, "ARL," QVC was notified of the NFPA standards requirement held by State Fire Marshals' offices and substituted another "copycat" product for Chief's Choice, which also violated the requirements for which the company had chosen to qualify in order to be in compliance in all 50 states. Last year, this "copycat" product was removed from programming at QVC, due to action taken by the Texas State Fire Marshal's office and the company was notified that the category buyers at QVC had approved FIREPOWER 911(TM) one-liter rated fire extinguisher for purchase. The company was told that once the legal department was cleared, scheduling of programming and initial purchases would begin. During April 2001, the company was notified that the QVC legal department would be requesting a letter of verification that FIREPOWER 911(TM) is legal in all 50 states. The company is awaiting the official request from QVC's legal department. However, a letter stating this verification is currently posted on the company's web site, www.seci-us.com.

         The company's test for securing the military specification number MIL-PRF-85704C, which will enable the company's ULTIMATE CLEAN 668(TM) jet engine cleaner to be listed with the Department of Defense, Quality Products Listing, has proceeded into classification tests for Type II concentrates and Type II ready-to-use. The testing for this non-corrosive approval has resulted in some adjustments to the formula for the test on ceramic and acrylic finishes. This test is also being done in the "water soluble" category. To the company's knowledge, there are no other products that are aqueous-based which can accomplish the cleaning requirements of the test protocol or the actual engine cleanings. The expanding from the initial Type III approvals to include the two categories of Type II greatly increased the market potential for ULTIMATE CLEAN 668(TM). Final stages and certification are expected in second quarter 2001. The company, through its strategic alliance partner, International Aero, has initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM).

         On May 2, 2001, the company was notified that in the testing for corrosion, painted surfaces, acrylics, salt water and acid stability, ULTIMATE CLEAN 668(TM) has conformed to the required protocol. The storage test is currently underway and is now classified as "accelerated storage stability." The company and International Aero anticipate that June approvals and releases are forthcoming, with initial sales in July.

         International marketing agreements were negotiated and executed last year. A key element of these agreements is the revenue sharing clause that provides the company profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached last year included the formation of Summit Environmental Europe BV, South Africa and Canada. The company has assisted its distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries.

         During February 2001, the company sold its first order of FIREPOWER 911(TM) to its distributor, Techno-Supplies, in Norway. In April 2001, Techno-Supplies ordered its first shipment of FLAMEOUT(R). A portion of this initial order has been sold to Exxon of Norway. The company has been notified that its official government product registration number for FLAMEOUT(R) in Brazil will be issued in May 2001. Sales orders are already in place through strategic alliance partner, MPI, and are awaiting release of this number.

         May 1, 2001, the company was notified that the long-awaited Chile order for 30,000 cans of FIREPOWER 911(TM) should begin production in four to six weeks.

         The company's development of ULTIMATE ABSORB 1103(TM) has led to a large major corporation's approving the product's use in its manufacturing process. The company is negotiating a corporate-wide purchasing agreement that could be announced in the second quarter of 2001. This and other agreements are dependent on the completion of the never-before-issued EPA Landfill Stamp approval. ULTIMATE ABSORB 1103(TM) already has EPA (as non-toxic), USDA, FDA, WHO and California Title 22 approvals. However, the EPA Landfill Stamp allows for encapsulated and absorbed materials to be deposited in landfills anywhere. On April 2, 2001, the company was notified that it had successfully stabilized heavy metals in the hazardous materials containment portion of this testing. No other product has ever completed this portion of the test protocol. The company has introduced the absorbent in South America, Scandinavia, Europe and in several industries within the U.S. The company expects the completion of the EPA Landfill Stamp in the last half of 2001.

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

Date:  May 10, 2001              Summit Environmental Corporation, Inc.


                                 By /s/ B. Keith Parker
                                   ---------------------------------------------
                                        B. Keith Parker, Chief Executive Officer