Form 10QSB
period 2001-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2001-08-14
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

As of June 30, 2001, there were 12,751,894 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS




                                                          June 30, 2001 (Unaudited)       December 31, 2000
                                                          -------------------------    -------------------------
                    ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                               $ 300,080    $                 428,478
  Accounts Receivable, Less Allowance of $44,000                             95,765                       52,961
  Note receivable - related party                                            20,496                       36,231
  Inventory                                                                 761,648                      795,857
  Prepaid Expenses                                                            1,598                        3,858
                                                          -------------------------    -------------------------
    Total Current Assets                                                  1,179,587                    1,317,385
                                                          -------------------------    -------------------------

PROPERTY AND EQUIPMENT AT COST
  Property and Equipment                                                    108,017                      104,865
  Accumulated Depreciation and Amortization                                 (25,446)                     (15,042)
                                                          -------------------------    -------------------------
    Net Property and Equipment                                               82,571                       89,823
                                                          -------------------------    -------------------------

OTHER ASSETS
  Prepaid Royalties                                                         514,000                      514,000
  Patents and Licenses                                                    2,435,000                    2,435,000
  Less:  Accumulated Amortization                                          (429,640)                    (348,466)
                                                          -------------------------    -------------------------
    Total Other Assets                                                    2,519,360                    2,600,534
                                                          -------------------------    -------------------------

TOTAL ASSETS                                              $               3,781,518    $               4,007,742
                                                          =========================    =========================

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                        $                  27,876    $                  59,186
  Accrued Payroll                                                            18,497                       23,428
  Notes Payable - Current Portion                                             3,648                        3,128
                                                          -------------------------    -------------------------
    Total Current Liabilities                                                50,021                       85,742
                                                          -------------------------    -------------------------

LONG-TERM LIABILITIES
  Notes Payable - Less Current Portion                                       43,286                       45,611
                                                          -------------------------    -------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued                                          --                           --
  Common stock, par value $.001; 40,000,000
    shares authorized, 12,751,894 & 12,092,994
    shares issued and outstanding respectively                               12,753                       12,094
  Additional Paid in Capital                                              6,904,591                    6,637,135
  Deficit Accumulated in Development Stage                               (3,229,133)                  (2,772,840)
                                                          -------------------------    -------------------------
    Total Stockholders' Equity                                            3,688,211                    3,876,389
                                                          -------------------------    -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $               3,781,518    $               4,007,742
                                                          =========================    =========================




   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                  JUNE 30                  PERIOD FROM
                                                      ------------------------------     AUGUST 31, 1997 TO
                                                           2001               2000        JUNE 30, 2001
                                                      ------------      ------------     ------------------
SALES                                                 $     19,411      $     21,753      $    519,698

COST OF SALES                                                8,480             6,562           183,750
                                                      ------------      ------------      ------------

GROSS PROFIT                                                10,931            15,191           335,948
                                                      ------------      ------------      ------------

OPERATION EXPENSES
  Advertising                                                3,000             4,234            22,580
  Amortization                                              40,587            40,587           439,337
  Audit Fees                                                 3,815             5,260            86,445
  Automobile expense                                         3,533             6,087            84,258
  Bad debt expense                                              --                --            48,435
  Commissions                                                  163             3,677            32,166
  Consulting fees                                            4,523                --            46,525
  Contract services                                          2,769               234             9,971
  Contributions                                                229             1,100             4,476
  Depreciation                                               5,280             5,437            39,986
  Dues and subscriptions                                     1,798               950            12,227
  Insurance                                                  6,838             9,040            85,413
  Licenses and permits                                          --                --            28,194
  Marketing                                                  5,505            28,787           636,572
  Miscellaneous                                                555               484            38,610
  Office expenses                                            6,235             7,440            82,971
  Officer compensation                                      37,500            48,332           540,948
  Payroll taxes                                              5,476            10,372            73,014
  Postage and delivery                                       3,813             5,903            77,822
  Press releases                                               550             4,744            36,622
  Printing and reproduction                                  1,256             1,308            12,199
  Professional fees                                            555                96            35,886
  Rent                                                      12,812            10,899           153,908
  Repairs                                                    2,049             9,248            42,625
  Research and development                                  16,329            10,981            52,456
  Royalties                                                     --                --             9,746
  Salaries - Office                                         31,465            26,032           325,675
  SEC Expense                                                3,672            16,182            78,180
  Set Up Costs                                                 971                --            17,158
  Start Up Costs                                                --                --             9,491
  Taxes                                                         --                --             7,418
  Telephone and utilities                                    8,894             8,959           107,153
  Travel and entertainment                                   9,844            25,836           199,188
  Warranty expense                                              --                --            18,409
                                                      ------------      ------------      ------------
    Total operating expense                                220,016           292,209         3,496,064
                                                      ------------      ------------      ------------

NET EARNINGS (LOSS) FROM OPERATIONS                       (209,085)         (277,018)       (3,160,116)

OTHER INCOME
  Interest income                                            3,181            12,729            53,082
  Interest expense                                          (1,222)           (2,043)          (12,999)
  Gain/Loss on Sale of Asset                                    --            (5,871)           (8,477)
  Miscellaneous                                             10,227               700            18,971
                                                      ------------      ------------      ------------
    Total other income (expense)                            12,186             5,515            50,577
                                                      ------------      ------------      ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                            (196,899)         (271,503)       (3,109,539)
                                                      ------------      ------------      ------------
Cumulative effect on prior years of the change
in accounting principle, net of tax                             --                --          (119,594)
                                                      ------------      ------------      ------------

NET LOSS                                              $   (196,899)     $   (271,503)     $ (3,229,133)
                                                      ============      ============      ============
NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE          $      (0.02)     $      (0.02)     $      (0.38)
                                                      ------------      ------------      ------------
Cumulative effect on prior years of the change in
accounting principle                                            --                --             (0.02)

NET EARNINGS (LOSS) PER SHARE                         $      (0.02)     $      (0.02)     $      (0.40)
                                                      ============      ============      ============

WEIGHTED AVERAGE SHARES                                 12,363,910        12,019,901         8,219,023


   The accompanying notes are in integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                      ------------------------------
                                                          2001             2000
                                                      ------------      ------------
SALES                                                 $     62,393      $     38,556

COST OF SALES                                               43,550            14,955
                                                      ------------      ------------

GROSS PROFIT                                                18,843            23,601
                                                      ------------      ------------

OPERATION EXPENSES
  Advertising                                                6,023             4,345
  Amortization                                              81,174            81,174
  Audit Fees                                                20,380            25,320
  Automobile expense                                         5,449            14,832
  Bad debt expense                                              --             2,516
  Commissions                                                  163             9,986
  Consulting fees                                            9,031                --
  Contract services                                          3,354               234
  Contributions                                                711             1,300
  Depreciation                                              10,404             9,631
  Dues and subscriptions                                     3,407             1,375
  Insurance                                                 16,108            15,778
  Licenses and permits                                          --               651
  Marketing                                                 25,618            92,541
  Miscellaneous                                             11,452             3,909
  Office expenses                                           13,534            18,827
  Officer compensation                                      83,758            95,247
  Payroll taxes                                             12,778            14,270
  Postage and delivery                                       9,361            19,589
  Press releases                                             1,930            15,672
  Printing and reproduction                                  3,675             1,308
  Professional fees                                          2,748             3,065
  Rent                                                      26,489            21,699
  Repairs                                                    7,244            11,578
  Research and development                                  29,377            11,023
  Royalties                                                     22                --
  Salaries - Office                                         57,301            50,371
  SEC Expense                                                3,972            19,164
  Set Up Costs                                               8,910
  Start Up Costs                                                --
  Taxes                                                         --                --
  Telephone and utilities                                   17,022            18,389
  Travel and entertainment                                  20,571            44,216
  Warranty expense                                              --               518
                                                      ------------      ------------
    Total operating expense                                491,966           608,528
                                                      ------------      ------------

NET EARNINGS (LOSS) FROM OPERATIONS                       (473,123)         (584,927)

OTHER INCOME
  Interest income                                            8,753            15,326
  Interest expense                                          (2,150)           (3,672)
  Gain/Loss on Sale of Asset                                    --            (8,112)
  Miscellaneous                                             10,227               700
                                                      ------------      ------------
    Total other income (expense)                            16,830             4,242
                                                      ------------      ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                            (456,293)         (580,685)
                                                      ------------      ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                             --                --
                                                      ------------      ------------

NET LOSS                                              $   (456,293)     $   (580,685)
                                                      ============      ============

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect on prior years of the change in accounting principle

NET EARNINGS (LOSS) PER SHARE                         $      (0.04)     $      (0.05)
                                                      ------------      ------------

WEIGHTED AVERAGE SHARES                                 12,265,112        11,422,857


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  SIX MONTHS ENDED
                                                                       JUNE 30                   PERIOD FROM
                                                          ----------------------------------  AUGUST 31, 1997 TO
                                                               2001               2000           JUNE 30, 2001
                                                          ---------------    ---------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $      (456,293)   $      (580,685)   $    (3,229,133)
  Adjustments to reconcile net earnings (loss) to cash
  used in operating activities
    Amortization                                                   81,174             81,174            439,337
    Bad debt expense                                                   --                 --             48,435
    Cumulative effect of change in accounting principle                --                 --            119,594
    Depreciation                                                   10,404              9,631             39,986
    Loss on sale of equipment                                          --              8,112              8,477
    Common stock issued for services                                   --                 --             67,494
    Change in assets and liabilities
      Accounts receivable                                         (42,804)            16,410           (180,431)
      Note receivable                                              15,735                 --             15,735
      Inventory                                                    34,209            (67,420)          (761,648)
      Prepaid insurance                                             2,260            (19,448)            (1,598)
      Prepaid royalties                                                --                 --           (514,000)
      Accounts payable                                            (31,310)            36,304             27,876
      Accrued liabilities                                          (4,931)             9,380             18,497
                                                          ---------------    ---------------    ---------------
        Net cash used in operating activities                    (391,556)          (506,542)        (3,901,379)
                                                          ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                            (3,152)           (43,399)           (70,598)
  Organization costs                                                   --                 --           (129,291)
  Acquisition of licenses                                              --                 --            (60,000)
                                                          ---------------    ---------------    ---------------
        Net cash used in investing activities                      (3,152)           (43,399)          (259,889)
                                                          ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                        --                 --              6,554
  Loan principal repayments                                        (1,805)            (1,502)           (20,056)
  Loan principal repayments - related party                            --                 --           (150,000)
  Proceeds from sale of stock                                     268,115            822,500          4,624,850
                                                          ---------------    ---------------    ---------------
        Net cash provided by financing activities                 266,310            820,998          4,461,348
                                                          ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                  (128,398)           271,057            300,080
                                                          ---------------    ---------------    ---------------

Cash - Beginning of Period                                        428,478            585,857                 --
                                                          ---------------    ---------------    ---------------

Cash - End of Period                                      $       300,080    $       856,914    $       301,630
                                                          ===============    ===============    ===============




   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2000 has been taken from the company's audited financial statements at that date. The balance sheet at June 30, 2001, the statement of operations for the three months and the six months ended June 30, 2001, the three months and the six months ended June 30, 2000 and the period from August 31, 1997 to June 30, 2001, and the statement of cash flows for the six months ended June 30, 2001, the six months ended June 30, 2000 and the period from August 31, 1997 to June 30, 2001 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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


         The estimated service lives used in determining depreciation and amortization are:

        Description                            Estimated Service Life
        -----------                            ----------------------

        Automobiles                                          5 years
        Office furniture and equipment                     5-7 years
        Leasehold improvements                               4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $8,505 and $33,021 for the second quarters of 2001 and 2000, respectively.

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

2.       PATENT

         On November 2, 1998, the company purchased via issuance of common stock and a note payable, patent rights and intellectual property rights to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $500,000 and 875,000 shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc.

3.       LICENSES

         Licenses for exclusive marketing rights to various products have been acquired for fees totaling $60,000 from a related party. The company is the manufacturer/supplier of the products.

4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $12,812 and $10,899 for the second quarters of 2001 and 2000, respectively.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5.       COMMON STOCK

         Private Placement

         During the first quarter of 2001, the board approved a private placement offering for 250,000 shares of common stock at $0.50 per share. 200,000 of these shares were issued during the first quarter. The remaining 50,000 shares were issued during the second quarter of 2001.

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

         Warrants

         During the first quarter of 2001, the company issued warrants to acquire 100,000 shares of common stock at $1.00 per share, exercisable through June 30, 2002 in conjunction with the above mentioned private placement. During the second quarter, the company issued warrants to acquire another 25,000 shares of common stock at $1.00 per share, exercisable through June 30, 2002.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the company and related parties:

         The company and another business with common shareholders share office space and the related expenses.

         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $514,000 as of both December 31, 2000 and June 30, 2001.

7.       CONCENTRATIONS

         Approximately 67 percent of the sales in the second quarter of 2001 were made to two customers and 84 percent of the sales in the second quarter of 2000 were made to a single customer.

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

9.       NOTES PAYABLE

         As of June 30, 2001, the company was obligated under one note payable, due currently, described as follows:


                                                                                                 Monthly
         Creditor                      Collateral         Maturity         Interest Rate         Payment          Total
         --------                      ----------         --------         -------- ----         -------          -----
         Austin Bank                   Motorhome          04-07-05         9.0%                  $   644          $46,934
                                                                                                                   (3,648)
                                                                                                                  --------
         Less current portion
                                                                                                                  $43,286
                                                                                                                  --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

         RESULTS OF OPERATIONS - SECOND QUARTER OF 2001 COMPARED TO SECOND QUARTER OF 2000

         Summit Environmental's sales for Q2 2001 were 89.2 percent of Q2 2000--$19,411 in Q2 2001 compared to $21,753 in Q2 2000. Gross margin was 56.3 percent for Q2 2001 compared to 69.8 percent for Q2 2000. Sales have not yet reached a level to reflect a gross margin percentage with accuracy.

         Operating expenses dropped 24.7 percent during Q2 2001 over Q2 2000. Operating expenses decreased by $72,193 from $292,209 in Q2 2000 to $220,016 in Q2 2001.

         Amortization and depreciation were $45,867 in Q2 2001 and $46,024 in Q2 2000.

         Summit had a net loss from operations of $196,899 for Q2 2001, down from a net loss of $271,503 for Q2 2000, a $74,604 or a 27.5 percent decrease.

         RESULTS OF OPERATIONS - FIRST TWO QUARTERS OF 2001 COMPARED TO FIRST TWO QUARTERS OF 2000

         Sales from operations increased by 61.8 percent for the first two quarters of 2001 compared to the first two quarters of 2000. Gross margin on these sales was 30.2 percent in the first two quarters of 2001 and 61.2 percent in the first two quarters of 2000.

         Operating expenses were down to $491,966 for the first two quarters of 2001 compared to $608,528 for the first two quarters of 2000. Advertising and marketing were down considerably in 2001, $31,641 compared to $96,886 in 2000. Freight and delivery were also greatly reduced in 2001, $9,361 versus $19,589 in 2000. Printing and reproduction costs were down to $5,606 in 2001 over $16,980 in 2000 due primarily to in-house filing of press releases. Research and development increased to $29,377 in the first two quarters of 2001 versus $11,023 in the same period of 2000.

         We experienced a net loss of $456,293 in the first two quarters of 2001, down 21.4 percent over the $580,685 loss of the first two quarters of 2000. The loss per share of common stock was $0.04 for the first two quarters of 2001 versus $0.05 for the same period of 2000.

         Some balance sheet items that reflect significant changes from December 31, 2000 to June 30, 2001 are: cash, down to $300,080 from $428,478, accounts receivable, up to $95,765 from $52,961, inventory, down to $761,648 from $795,857, and accounts payable, down to $27,876 from $59,186.

         The net loss of $456,293 in the first two quarters of 2001 was financed in part by the $268,115 proceeds of sale of 658,900 shares of common stock and partly from $91,578 in amortization and depreciation.

         OVERVIEW

         Last year, we moved toward finalizing some of our distribution negotiations and product certifications. Our vision continues to be marketing the company's products through strategic alliances.

         Management has held fast to the theme of establishing a sound retail pricing structure for FIREPOWER 911(TM). Very early, we were successful in getting FIREPOWER 911(TM) approved by Wal-Mart on a regional basis, first, and then elevated to full category status. Existing purchase orders were in hand.

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

         We set out to place FIREPOWER 911(TM) into a retail environment where pricing was not an issue to its success. When initial sales were made to grocery supply companies, grocery stores and convenience stores, there was no effective marketing/merchandising follow-up network in place to facilitate the in-store service requirement held by the large store chains across the country. The existing agreement with Convenience Service Group did not meet the criteria and was terminated in order that our company could take a new direction with FIREPOWER 911(TM).

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. One such national chain has approved FIREPOWER 911(TM) for its stores, scheduled to appear in October 2001. The store and its locations will be made public when the appropriate time occurs.

         We are also in the negotiation stage for the sale of FIREPOWER 911(TM) for placement in military base stores. We have been notified that the first purchase orders should be in place by September, 2001.

         Last year, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. This product is to be sold to the public by the local fire departments in Chile. We and Marketing Perspectives Incorporated ("MPI") will be satisfying labeling requirements and insurance requests for completed product liability coverage. The order is anticipated to be as early as August 2001.

         Last year, we were notified by a direct home product television sales channel that FIREPOWER 911(TM) would be part of its programming in 2001. QVC and Shop at Home notified the company that product approval has been completed. QVC is seeking a letter of verification that FIREPOWER 911(TM) is validated for sales in all 50 states. We have such a letter posted on our web site and are awaiting the formal request from QVC's legal department.

         Shop at Home's home products buyer conducted a conference call with management in April 2001. The conclusion of the meeting was that a contract was to be prepared and sent to us. We have no definite date to report at this time on either venue.

         Our strategic alliance partner, International Aero, Inc., is the world's largest reconfiguration company for commercial aircraft. We and International Aero have been working on the minimum performance standards requirements established by the Federal Aviation Administration. Previously, the handheld fire extinguishers onboard all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called Mission Critical that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. Last year, the actual Gross Volume Production Tests of FLAMEOUT(R) on jet fuel and heptane were conducted. The initial performance tests will be conducted at International Aero's new licensed fire testing facility. During 2001, the FAA project will be accelerated.

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, we are developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. Our intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. Last year, FLAMEOUT II(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin. The foam stability test was very successful. Additionally, FLAMEOUT II(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. This new formula is being tested by Jockel Manufacturing in Germany and by the National State Fire Department and Testing Agency in Brazil.

         We have developed a non-toxic, biodegradable turbine cleaner for use on jet engines. In only fifteen minutes, ULTIMATE CLEAN 668(TM) can remove enough residue from jet engine blades that the next flight would experience fuel savings sufficient to pay for the expense of the cleaning. The cleaning of the engines on planes is required as regular periodic maintenance. When fuel savings are considered, this means savings for the airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). Currently used products produce a run-off residue with contamination by metal particles that find their way into the groundwater. ULTIMATE CLEAN 668(TM) has been in an arduous testing procedure and has been approved as non-corrosive regarding eight different metals. With the completion of the corrosive metals tests, actual onboard tests will begin in order for us to obtain a military specification number for ULTIMATE CLEAN 668(TM). The protocol under which ULTIMATE CLEAN 668(TM) is now being tested is for multiple applications and is expected to culminate in a military specification number. The use of this product will allow commercial airline companies to be in compliance with the newly mandated EPA Water Runoff Quality Standards. The alternatives for the airlines are very costly measures that would affect every department of their operations. Continued use of the corrosive cleaners would require the cleanings to be performed in designated cleaning areas, away from the airlines' operations.

         Additionally, the Department of Defense ("DOD") is also involved with this testing and approval. The original direction of ULTIMATE CLEAN 668(TM) was for the commercial airline industry. The DOD's involvement has increased the company's potential market by another 50 percent from the original projections based on International Aero's customer base.

         Also incorporated into the test of our Type III concentrate was the addition of Type II concentrate and Type II ready-to-use tests for additional approvals. These additional approvals also increase the size of the market for the product and the amounts of product to be used.

         We concede that this testing process has been very tedious and time-consuming. The reward will be a head start in the market. Regardless of the unknowns with which the company has dealt, we and our product have not experienced any setbacks and are moving closer to an expected final Quality Products Listing in third quarter of 2001. The lab conducting the test protocols for the MIL-PRF-85704C has notified us that ULTIMATE CLEAN 668(TM) has successfully conformed with the requirements for corrosion, crazing, painted surfaces, acrylic surfaces, and water and acid stability. The storage stability test is the final remaining requirement and is now classified as "accelerated storage stability." We and International Aero are making preliminary plans for initial marketing announcements in August and initial sales in September.

         Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. Our existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. Last year, the actual state fire department tests began taking place.

         In Brazil during August 2001, we anticipate that FLAMEOUT(R) will receive its official government registration number. This will clear the way for us to begin sales through Marketing Perspectives Incorporated ("MPI"). Their distributor in Brazil has orders to be filled promptly when the certification process is completed. This approval will also be accepted in the other Mercosur Pact countries--Argentina, Uruguay and Paraguay.

         FIREPOWER 911(TM) was successfully tested in Chile. The first product was shipped last year for the initial test market, under the Spanish label "FIREPOWER LIQUIDO 911(TM)." During August 2001, MPI expects to be given the final approval for the first custom order of FIREPOWER 911(TM) one-liter fire extinguishers. These cans, when produced, will bear the name of local distributors and will be printed in Spanish.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         We believe that, with the approval, listing and rating of FIREPOWER 911(TM) as a fire extinguisher, a niche market can be created. This is supported by actions taken by the USEPA, which has been mentioned previously, and actions of the Connecticut State Fire Marshal's Office and the California State Fire Marshal's Office. Last year, we sought additional enforcement by other state fire marshals' offices.

         The formula for FIREPOWER 911(TM) and FLAMEOUT(R) is one of only a few suppressing agents certified by the EPA as a replacement for the globally banned fire agent, Halon 1211. Initially, the Connecticut State Fire Marshal's Office notified us that our aerosol fire suppressant, FIREPOWER 911(TM), was to be removed from the shelves of Home Depot, because it was not listed and rated as a fire extinguisher. All other aerosol can products representing that they were fire extinguishers were also to receive the same notification. While we were not marketing FIREPOWER 911(TM) as a fire extinguisher at that time, the other aerosol fire suppressors subject to this action were touting their products to be fire extinguishers.

         Due to the capabilities of FLAMEOUT(R), we applied for the minimum fire extinguisher rating in order to establish FIREPOWER 911(TM) as a fire extinguisher and satisfy the State Fire Codes. The specific fire code is ANSI/UL8 and ANSI/UL711, set forth in the NFPA Standard 10. NFPA 10 establishes the requirements for listing and rating portable fire extinguishers.

         We have completed the listing and rating requirements, placing FIREPOWER 911(TM) in a class of its own, the only listed and rated fire extinguisher in an aerosol can available in the global marketplace. Subsequently, we received a letter from the Connecticut State Fire Marshal's Office certifying that the company's FIREPOWER 911(TM) had satisfied their fire code requirements.

         California has a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This is a new area, termed Non-Halon Certification, and means that any portable fire extinguisher whose marketing intent is directed to the residential and individual use market must contain a formula that has been certified as Non-Halon. FLAMEOUT(R) is the first of seven permanent listed and certified replacements for Halon 1211. It is the only product that can meet this California requirement due to the type of approval for FLAMEOUT(R). The approval is for residential as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories has completed the application process on behalf of our company, meeting the California Non-Halon requirements.

         With these requirements, approvals, listings, certifications, and confirmations, we have positioned FIREPOWER 911(TM) to become the only product that can be sold in the retail residential market in California. The completion of this certification will place FIREPOWER 911(TM) as the only product that has survived this process, according to the California State Fire Marshal's Office.

         In other states where Non-Halon certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) is the only product that possesses the validated listing and rating for an aerosol fire extinguisher. Last year, we sought additional enforcement action when we became aware of "copycat" products of FIREPOWER 911(TM). Mass merchandisers and direct response television companies were forced to remove products from their programs. After months of pursuing requested enforcement action, we made significant stride in establishing commitments from marketing and merchandising groups.

         Several issues have slowed down the marketing of FIREPOWER 911(TM). Its formula is FLAMEOUT(R), a technology for fire suppression, not merely soap in an aerosol can. A specific type of aluminum is required for the container to meet the ANSI/UL8 portion of the validation and listing tests. The size and type of can required to hold the FLAMEOUT(R) by the very rigid standard for fire extinguishers is not manufactured in the United States. We must bring the empty shells in from Madrid, Spain.

         These production issues, plus the manufacturing efforts to produce a product with a five-year shelf life, and royalties paid to the testing laboratory calculated on each unit are examples of the unique requirements for the pricing of our fire extinguishers.

         When attempts to market a product like FIREPOWER 911(TM) are met with "copycats" which have not passed the scrutiny of the validations, listings and ratings, an education issue is created which must be carried out at the buyers' level. For this education effort to have meaningful effect, enforcement action is required by the state fire marshals' offices. These enforcement actions are public record. We now have our marketing and merchandising representatives equipped with information showing the buyers that there are issues other than the cheapest product in an aerosol can.

         Presenting the information in this format last year, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). A redesign of the home safety products section began in June 2001. Currently, FIREPOWER 911(TM) is scheduled to appear in October 2001 in these stores.

         Over three years ago, we negotiated a contract with Wal-Mart on a regional basis in Florida, Southern Georgia and Southeastern Alabama. When a category buyer from Wal-Mart decided to remove FIREPOWER 911(TM) from the regional purchasing agreement and take it to a full category purchase, management was forced to "not fill" in-hand purchase orders. Full category meant supplying as many as 4,000 stores in a brief time. However, the major obstacle was the fourteen day fulfillment deadline on new purchase orders. The time required for the manufacturing of the shells for FIREPOWER(TM) is five weeks. Management knew that the initial news of the Wal-Mart contract would be great for the new public company, but failure to meet unrealistic production requirements would be extremely detrimental.

         During the last week of April 2001, a Wal-Mart opportunity once again presented itself. Through one of our direct dealers, FIREPOWER 911(TM) has once again been approved for Wal-Mart. However, this time it is on a local store district purchase program. Once the contract starts, it cannot be changed for six months. The completed applications, initial insurance certification, and bar codes registrations were sent to the district supervision level for a specific region of Wal-Mart on May 1, 2001.

         Another nationwide marketing company that merchandises products into military base stores and does "in and outs" with the large mass merchandisers, J and S Sales and Marketing, presented FIREPOWER 911(TM) in January and February of 2001, after receiving initial approvals and submitting FIREPOWER 911(TM) for quality analysis with two companies. On March 14, 2001, FIREPOWER 911(TM) was approved with Army-Air Force Exchange Services ("AAFES") to go into 160 military PX stores worldwide. Initial orders are scheduled for the end of August 2001.

         The marketing of FIREPOWER 911(TM) in the roofing industry by our strategic alliance partner, Proformance Marketing, began a nationwide campaign late last year. Bradco is the initial roofing supply company taking FIREPOWER 911(TM) into all of its 82 distribution centers. It is one of the three largest roofing product distributors in the United States. Similar campaigns will be initiated with the other two largest companies after Proformance Marketing completes implementation and training of Bradco's personnel.

         FLAMEOUT(R) has been submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol will be ongoing for eighteen months. We will be in line to secure the approval of FLAMEOUT(R) in second quarter 2002.

         FLAMEOUT(R) will be tested as a wetting agent and fire suppression foam. When approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. Our product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida. This will become a large venue for product sales beginning with the 2002 fire season.

         We have been in negotiations with QVC for the sale of FIREPOWER 911(TM) since October 2000. FIREPOWER 911(TM)'s front runner, Chief's Choice, was the initial aerosol fire suppressant sold on QVC. While FIREPOWER 911(TM) was going through the validation and listing process at Applied Research Laboratories, "ARL," QVC was notified of the NFPA standards requirement held by State Fire Marshals' offices and substituted another "copycat" product for Chief's Choice, which also violated the requirements for which we had chosen to qualify in order to be in compliance in all 50 states. Last year, this "copycat" product was removed from programming at QVC, due to action taken by the Texas State Fire Marshal's office and we were notified that the category buyers at QVC had approved FIREPOWER 911(TM) one-liter rated fire extinguisher for purchase. We were told that once the legal department was cleared, scheduling of programming and initial purchases would begin. During April 2001, we were notified that the QVC legal department would be requesting a letter of verification that FIREPOWER 911(TM) is legal in all 50 states. We are awaiting the official request from QVC's legal department. However, a letter stating this verification is currently posted on our web site, www.seci-us.com or www.summitenvironmental.com.

         Our test for securing the military specification number MIL-PRF-85704C, which will enable the company's ULTIMATE CLEAN 668(TM) jet engine cleaner to be listed with the Department of Defense, Quality Products Listing, has proceeded inTO classification tests for Type II concentrates and Type II ready-to-use. The testing for this non-corrosive approval has resulted in some adjustments to the formula for the test on ceramic and acrylic finishes. This test is also being done in the "water soluble" category. To our knowledge, there are no other products that are aqueous-based which can accomplish the cleaning requirements of the test protocol or the actual engine cleanings. The expanding from the initial Type III approvals to include the two categories of Type II greatly increased the market potential for ULTIMATE CLEAN 668(TM). Technical testing confirmation for protocols was received in May 2001. The company is now awaiting a slotting appointment for the completion of the physical application test in cleaning test engines Through our strategic alliance partner, International Aero, we have initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM).

         International marketing agreements were negotiated and executed last year. A key element of these agreements is the revenue sharing clause that provides us profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached last year included the formation of Summit Environmental Europe BV, South Africa and Canada. We assisted our distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries.

         During February 2001, we sold our first order of FIREPOWER 911(TM) to our distributor, Techno-Supplies, in Norway. In April 2001, Techno-Supplies ordered its first shipment of FLAMEOUT(R). A portion of this initial order has been sold to Exxon of Norway.

         FLAMEOUT(R)'S formal certification with the government of Brazil is ongoing and is expected to be concluded by the end of August 2001. Sales orders are already in place through strategic alliance partner, MPI, and are awaiting release of this product registration number.

         Our development of ULTIMATE ABSORB 1103(TM) has led to the company's negotiating the purchase of the patents, formulas and intellectual property rights. Of special importance to this agreement is the completion of the never-before-issued EPA Landfill Stamp approval. ULTIMATE ABSORB 1103(TM) already has EPA (as non-toxic), USDA, FDA, WHO and California Title 22 approvals. However, the EPA Landfill Stamp allows for encapsulated and absorbed materials to be deposited in landfills anywhere. On April 2, 2001, we were notified that we had successfully stabilized heavy metals in the hazardous materials containment portion of this testing. No other product has ever completed this portion of the test protocol. We have introduced the absorbent in South America, Scandinavia, Europe and in several industries within the U.S. We expect the completion of the EPA Landfill Stamp in the last half of 2001.

         A company manufacturing a home fire extinguishing unit in Canada has approved FLAMEOUT(R) over fifteen other products as the product of choice to be utilized in its system. The Canadian company has completed securing of five separate patents on the system. The company will be supplying FLAMEOUT(R) for the Canadian sales and will handle distribution of the units through its other strategic alliance partners. Initial sales will begin in fourth quarter 2001.

         Our future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the company to obtain needed additional capital, loss of personnel - particularly chief executive officer B. Keith Parker - as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as our fire suppressant or is able to discover the additives to our fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company's fire suppressant products.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

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

Date:  August 10, 2001           Summit Environmental Corporation, Inc.



                                 By /s/ B. Keith Parker
                                    ---------------------------------------
                                        B. Keith Parker, Chief Executive Officer