Form 10QSB
period 2001-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2001-11-14
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, there were 13,682,894 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                  September 30, 2001        December 31, 2000
                                                                  ------------------        -----------------
                                                                     (Unaudited)
                                ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                          $   291,154               $   428,478
  Accounts Receivable, Less Allowance of $44,000                         113,660                    52,961
  Note receivable - related party                                         20,496                    36,231
  Inventory                                                              770,819                   795,857
  Prepaid Expenses                                                        12,354                     3,858
                                                                     -----------               -----------
        Total Current Assets                                           1,208,483                 1,317,385
                                                                     -----------               -----------

PROPERTY AND EQUIPMENT AT COST
  Property and Equipment                                                  58,465                   104,865
  Accumulated Depreciation and Amortization                              (16,823)                  (15,042)
                                                                     -----------               -----------
        Net Property and Equipment                                        41,642                    89,823
                                                                     -----------               -----------

OTHER ASSETS
  Prepaid Royalties                                                      514,000                   514,000
  Patents and Licenses                                                 2,435,000                 2,435,000
  Less:  Accumulated Amortization                                       (456,698)                 (348,466)
                                                                     -----------               -----------
        Total Other Assets                                             2,492,302                 2,600,534
                                                                     -----------               -----------
TOTAL ASSETS                                                         $ 3,742,427               $ 4,007,742
                                                                     ===========               ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                   $    33,819               $    59,186
  Accrued Payroll                                                         18,941                    23,428
  Notes Payable - Current Portion                                             --                     3,128
                                                                     -----------               -----------
        Total Current Liabilities                                         52,760                    85,742
                                                                     -----------               -----------

LONG-TERM LIABILITIES
  Notes Payable - Less Current Portion                                        --                    45,611
                                                                     -----------               -----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued                                       --                        --
  Common stock, par value $.001; 40,000,000
    shares authorized, 13,682,894 & 12,092,994
    shares issued and outstanding respectively                            13,684                    12,094
  Additional Paid in Capital                                           7,086,045                 6,637,135
  Deficit Accumulated in Development Stage                            (3,410,062)               (2,772,840)
                                                                     -----------               -----------
        Total Stockholders' Equity                                     3,689,667                 3,876,389
                                                                     -----------               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 3,742,427               $ 4,007,742
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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30                    PERIOD FROM
                                                               ---------------------------------      AUGUST 31, 1997 TO
                                                                   2001                 2000          SEPTEMBER 30, 2001
                                                               ------------         ------------      ------------------
SALES                                                          $     19,839         $     39,745         $    539,537

COST OF SALES                                                         6,001               26,525              189,751
                                                               ------------         ------------         ------------
GROSS PROFIT                                                         13,838               13,220              349,786
                                                               ------------         ------------         ------------
OPERATION EXPENSES
  Selling, general, and administrative expenses                     163,870              265,888            3,180,611
  Amortization                                                       27,058                   --              466,395
  Depreciation                                                        1,806                5,052               41,792
                                                               ------------         ------------         ------------
        Total operating expenses                                    192,734              270,940            3,688,798
                                                               ------------         ------------         ------------

NET EARNINGS (LOSS) FROM OPERATIONS                                (178,896)            (257,720)          (3,339,012)

OTHER INCOME
  Interest income                                                     3,081                7,758               56,163
  Interest expense                                                     (478)              (2,011)             (13,477)
  Gain/Loss on Sale of Asset                                         (4,723)                  --              (13,200)
  Miscellaneous                                                          87                   22               19,058
                                                               ------------         ------------         ------------
        Total other income (expense)                                 (2,033)               5,769               48,544
                                                               ------------         ------------         ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                     (180,929)            (251,951)          (3,290,468)
                                                               ------------         ------------         ------------
Cumulative effect on prior years of the change
in accounting principle, net of tax                                      --                   --             (119,594)
                                                               ------------         ------------         ------------

NET LOSS                                                       $   (180,929)        $   (251,951)        $ (3,410,062)
                                                               ============         ============         ============
NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE                   $      (0.01)        $      (0.02)        $      (0.40)
                                                               ------------         ------------         ------------
Cumulative effect on prior years of the change in
accounting principle                                                     --                   --                (0.02)

NET EARNINGS (LOSS) PER SHARE                                  $      (0.01)        $      (0.02)        $      (0.42)
                                                               ============         ============         ============
WEIGHTED AVERAGE SHARES                                          13,126,318           12,030,494            8,521,821


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                 -----------------------------------
                                                                     2001                   2000
                                                                 ------------           ------------
SALES                                                            $     82,232           $     78,301

COST OF SALES                                                          49,551                 41,480
                                                                 ------------           ------------
GROSS PROFIT                                                           32,681                 36,821
                                                                 ------------           ------------
OPERATION EXPENSES
  Selling, general, and administrative expenses                       564,258                743,024
  Amortization                                                        108,232                121,761
  Depreciation                                                         12,210                 14,683
                                                                 ------------           ------------
        Total operating expenses                                      684,700                879,468
                                                                 ------------           ------------

NET EARNINGS (LOSS) FROM OPERATIONS                                  (652,019)              (842,647)

OTHER INCOME
  Interest income                                                      11,834                 23,084
  Interest expense                                                     (2,628)                (5,683)
  Gain/Loss on Sale of Asset                                           (4,723)                (8,112)
  Miscellaneous                                                        10,314                    722
                                                                 ------------           ------------
        Total other income (expense)                                   14,797                 10,011
                                                                 ------------           ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                       (637,222)              (832,636)
                                                                 ------------           ------------
Cumulative effect on prior years of the change
in accounting principle, net of tax                                        --                     --
                                                                 ------------           ------------

NET LOSS                                                         $   (637,222)          $   (832,636)
                                                                 ============           ============
NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect on prior years of the change in accounting principle

NET EARNINGS (LOSS) PER SHARE                                    $      (0.05)          $      (0.07)
                                                                 ------------           ------------
WEIGHTED AVERAGE SHARES                                            12,556,402             11,626,881


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30                    PERIOD FROM
                                                               ---------------------------------      AUGUST 31, 1997 TO
                                                                   2001                 2000          SEPTEMBER 30, 2001
                                                               ------------         ------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $   (637,222)        $   (832,636)        $ (3,410,062)
  Adjustments to reconcile net earnings (loss) to cash
  used in operating activities
    Amortization                                                    108,232              121,761              466,395
    Bad debt expense                                                     --                   --               48,435
    Cumulative effect of change in accounting principle                  --                   --              119,594
    Depreciation                                                     12,210               14,683               41,792
    Loss on sale of equipment                                         4,723                8,112               13,200
    Common stock issued for services                                     --                   --               67,494
    Change in assets and liabilities
      Accounts receivable                                           (60,699)              12,146             (198,326)
      Note receivable                                                15,735                   --               15,735
      Inventory                                                      25,038              (69,157)            (770,819)
      Prepaid insurance                                              (8,496)             (16,755)             (12,354)
      Prepaid royalties                                                  --                   --             (514,000)
      Accounts payable                                              (25,367)              28,029               33,819
      Accrued liabilities                                            (4,487)              13,517               18,941
                                                               ------------         ------------         ------------
        Net cash used in operating activities                      (570,333)            (720,300)          (4,080,156)
                                                               ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                              (5,745)             (45,149)             (73,191)
  Organization costs                                                     --                   --             (129,291)
  Acquisition of licenses                                                --                   --              (60,000)
                                                               ------------         ------------         ------------
        Net cash used in investing activities                        (5,745)             (45,149)            (262,482)
                                                               ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                          --                   --                6,554
  Loan principal repayments                                         (11,746)              (2,681)             (29,997)
  Loan principal repayments - related party                              --                   --             (150,000)
  Proceeds from sale of stock                                       450,500              822,500            4,807,235
                                                               ------------         ------------         ------------
        Net cash provided by financing activities                   438,754              819,819            4,633,792
                                                               ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH                                    (137,324)              54,370              291,154

Cash - Beginning of Period                                          428,478              585,857                   --
                                                               ------------         ------------         ------------

Cash - End of Period                                           $    291,154         $    640,227         $    291,154
                                                               ============         ============         ============


   The accompanying notes are an integral part of these condensed statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2000 has been taken from the company's audited financial statements at that date. The balance sheet at September 30, 2001, the statement of operations for the three months and the nine months ended September 30, 2001, the three months and the nine months ended September 30, 2000 and the period from August 31, 1997 to September 30, 2001, and the statement of cash flows for the nine months ended September 30, 2001, the nine months ended September 30, 2000 and the period from August 31, 1997 to September 30, 2001 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


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

         The estimated service lives used in determining depreciation and amortization are:


              Description                             Estimated Service Life
              -----------                             ----------------------
              Automobiles                                   5 years
              Office furniture and equipment                5-7 years
              Leasehold improvements                        4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $7,009 and $27,969 for the third quarters of 2001 and 2000, respectively.

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

4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $16,904 and $11,035 for the third quarters of 2001 and 2000, respectively.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $514,000 as of both December 31, 2000 and September 30, 2001.

7.       CONCENTRATIONS

         Approximately 29 percent of the sales in the third quarter of 2001 were made to two customers and 92 percent of the sales in the third quarter of 2000 were made to a single customer.

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

         RESULTS OF OPERATIONS - THIRD QUARTER OF 2001 COMPARED TO THIRD QUARTER OF 2000

         Summit Environmental's sales for Q3 2001 were down $19,906, or 50 percent of sales in Q3 2000 - $19,839 in Q3 2001 compared to $39,745 in Q3 2000. Gross margin was 69.8 percent for Q3 2001 compared to 33.3 percent for Q3 2000. Sales have not yet reached a level to reflect a gross margin percentage with accuracy.

         Operating expenses decreased $78,206, or 28.9 percent during Q3 2001 as compared with Q3 2000 - from $270,940 to $192,734. Management attributes the decrease primarily to the following decreases in Q3 2001 from expenses in Q3 2000:

         o    marketing expense - from $27,969 to $6,959,

         o    officer compensation - from $50,099 to $37,500,

         o    travel and entertainment - from $19,459 to $3,493,

         o    amortization - from $40,587 to $27,058,

         o    automobile expense - from $7,065 to $1,872

         o    depreciation - from $5,052 to $1,806, and

         o    office expenses - from $8,306 to $3,499.

         Summit had a net loss of $180,929 for Q3 2001, down from a net loss of $251,951 for Q3 2000, a $71,022 or a 28.2 percent decrease.

         RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 2001 COMPARED TO FIRST THREE QUARTERS OF 2000

       Sales from operations increased slightly from $78,301 during the first three quarters of FY 2000 to $82,232 during the first three quarters of 2001. Gross margin on these sales was 39.7 percent in the first three quarters of 2001, down from 47 percent in the first three quarters of 2000.

       Operating expenses were down to $684,700 for the first three quarters of 2001 compared to $879,468 for the first three quarters of 2000 - a decrease of $194,768 or 22.1 percent. Management attributes the decrease primarily to the following decreases in the first three quarters of 2001 from the first three quarters of 2000:

         o    automobile expense - from $21,897 to $7,321,

         o    commissions - from $12,770 to $357,

         o    marketing - from $120,404 to $32,577,

         o    office expenses - from $27,492 to $16,974,

         o    officer compensation - from $147,498 to $121,258,

         o    postage and delivery - from $27,363 to $17,399,

         o    printing and reproduction - from $17,918 to $3,961,

         o    S.E.C. reporting expenses - from $34,191 to $16,815, and

         o    travel and entertainment - from $63,676 to $24,064.

       We experienced a net loss of $637,222 in the first three quarters of 2001, down 23.5 percent from the $832,636 loss of the first three quarters of 2000. The loss per share of common stock was $0.05 for the first three quarters of 2001 versus $0.07 for the same period of 2000.

       Some balance sheet items that reflect significant changes from December 31, 2000 to September 30, 2001 are: cash, down to $291,154 from $428,478;
accounts receivable, up to $113,660 from $52,961; property and equipment, down to $58,465 from $104,865; and accounts payable, down to $33,819 from $59,186.

       The net loss of $637,222 in the first three quarters of 2001 was financed in part by the $450,500 proceeds of sale of shares of common stock and partly from a $137,324 decrease in cash and cash equivalents..

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

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. One such national chain has approved FIREPOWER 911(TM) for its stores, scheduled to appear in the 4th Quarter of 2001 to the 1st Quarter of 2002. The store and its locations will be made public when the appropriate time occurs. According to the Home Safety Products buyer for a large home improvement store chain, they will be featuring FIREPOWER 911(TM) upon completion of the redesign of the company's home safety products section of the store. Management continues to report the information reported to the company.

         We are also in the negotiation stage for the sale of FIREPOWER 911(TM) for placement in military base stores. We have been notified that the first purchase orders should be in place by September, 2001. Based on the events of September 11, 2001, the company was notified that buyers' approval for FIREPOWER 911(TM) was still in place. However, it would be the 1st Quarter, 2002, before we should anticipate orders.

         Last year, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. 5,000 cans were to be sold to the public by the local fire departments in Chile. We and Marketing Perspectives Incorporated ("MPI") will be satisfying labeling requirements and insurance requests for completed product liability coverage. The order was anticipated as early as August 2001, according to information supplied to the Company by MPI. FIREPOWER 911(TM) has also been approved for the Federales (military police) as part of their military equipment felt. FIREPOWER 911(TM) will be on these equipment belts as a tool for riot control due to fire bombs thrown into crowds at large public events such as soccer matches. MPI has been reporting to the Company since September 2001, that the instructions have been given to issue the purchase order for this sale. The Company is waiting on MPI to provide said purchase order.

         Last year, we were notified by a direct home product television sales channel that FIREPOWER 911(TM) would be part of its programming in 2001. QVC and Shop at Home notified the company that product approval has been completed. QVC is seeking a letter of verification that FIREPOWER 911(TM) is validated for sales in all 50 states. We have such a letter posted on our web site and are awaiting the formal request from QVC's legal department. There has been to further information given to the Company from QVC. The Company has complied with all requirements and passed Quality Control requirements for product shipping.

         Shop at Home's home-products buyer conducted a conference call with management in April 2001. The conclusion of the meeting was that a contract was to be prepared and sent to us. We have no definite date to report at this time on either venue. Management has not had any further contact from Shop at Home. The Company believes that this will be a significant income source for the Company once this process is initiated.

         Our strategic alliance partner, International Aero, Inc., is the world's largest reconfiguration company for commercial aircraft. We and International Aero have been working on the minimum performance standards requirements established by the Federal Aviation Administration. Previously, the handheld fire extinguishers onboard all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called Mission Critical that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. Last year, the actual Gross Volume Production Tests of FLAMEOUT(R) on jet fuel and heptane were conducted. The initial performance tests will be conducted at International Aero's new licensed fire testing facility. During 2001, the FAA project will be accelerated. The Company is waiting for the testing to proceed. Many changes are occurring with FAA due to the events of September 11, 2001.

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, we are developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. Our intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. Last year, FLAMEOUT II(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin. The foam stability test was very successful. Additionally, FLAMEOUT II(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. This new formula is being tested by Jockel Manufacturing in Germany and by the National State Fire Department and Testing Agency in Brazil, Exxon of Norway, The Polish Navy and is scheduled for official United States Air Force testing beginning the 1st quarter of 2002.

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

         We concede that this testing process has been very tedious and time-consuming. The reward will be a head start in the market. Regardless of the unknowns with which the company has dealt, we and our product have not experienced any setbacks and are moving closer to an expected final Quality Products Listing in the fourth quarter of 2001. The lab conducting the test protocols for the MIL-PRF-85704C has notified us that ULTIMATE CLEAN 668(TM) has successfully conformed with the requirements for corrosion, crazing, painted surfaces, acrylic surfaces, and water and acid stability. The storage stability test is the final remaining requirement and is now classified as "accelerated storage stability." Application was formally requested by the United States Navy and we and International Aero promptly submitted said application. Our physical testing request has been accepted at Pax River.

         Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. Our existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. Last year, the actual state fire department tests began taking place.

         In Brazil 4th Quarter 2001, we anticipate that FLAMEOUT(R) will receive its official government registration number. We introduced FLAMEOUT II(R) into Brazil because of the elimination of the sale of AFFF. This added to the length of time before final product approval but greatly increased the size of the marketplace. This will clear the way for us to begin sales through Marketing Perspectives Incorporated ("MPI"). Their distributor in Brazil has orders to be filled promptly when the certification process is completed. This approval will also be accepted in the other Mercosur Pact countries--Argentina, Uruguay and Paraguay.

         FIREPOWER 911(TM) was successfully tested in Chile. The first product was shipped last year for the initial test market, under the Spanish label "FIREPOWER LIQUIDO 911(TM)." During November 2001, MPI expects to be given the final approval for the first custom order of FIREPOWER 911(TM) one-liter fire extinguishers. These cans, when produced, will bear the name of local distributors and will be printed in Spanish.

         During the 3rd Quarter of 2000, management gave Paula Parker, Vice-President for Shareholder Relations, a directive to develop a new product line, a color cosmetic line to compliment the already developed skin care cosmetic line, Pannache. This product line is environmentally friendly and made with premium botanical and natural essential oils and vitamins.

         The idea for the star product of the color line was to develop a semi-permanent, long-wearing, no smear or stain lip color. Companies like Avon, Beauty Control, Max Factor, Revlon, Cover Girl and Maybelline have developed products they tout as long-wear, no smear; however, we believe they do not perform as advertised. Luscious Lips will stay on 8 to 10 hours and will not come off until removed with remover. The development phase began in September 2000 with final formula approvals in June 2001. The Company received four of the twelve selected colors in August and began the first of two directed test markets. One market was to sell product directly to performing groups such as dance lines, dance schools, high school drill teams, cheerleaders and twirling groups. Prior to beginning, the Company secured the endorsements during July for the Miss Texas and Miss Arkansas Pageants. Both Stacy James (Miss Texas 2001) and Jessie Ward (Miss Arkansas 2001) were using Luscious Lips during their state pageants when they won their respective pageants. Stacy was in the top twenty and Jessie was a top ten finalist in the Miss America Pageant.

         Pageants are already being held every weekend from October 1, 2001, through July, 2002. There will be over 50,000 contestants introduced to - and many using - Luscious Lips in the Arkansas pageant system. Jessie Ward's photos appear in all official company publications and web sites. The official web address is www.lusciiouslips.cc and www.pannache/luscious.com.

         The success of the test markets indicates to management that expanding the marketing toward performing groups and through direct distributors should create high-profit-margin venues. The sale of a single tube of Luscious Lips wholesale creates a greater profit margin than the sale of a can of FIREPOWER 911(TM).

         The cosmetic industry is a 300 billion-dollar industry world wide with Avon being the largest, controlling only 7% of the market share. Therefore, no one company can control the market. Prices are always stable while sales are always consistent.

         The initially established dealer network attained a closing ratio of close to 100% presentations being closed and purchasing the initial inventory for a dealer. A dealer purchases at 50% off of retail and makes 100% profit on resale. The Company's margin is at 106%. The direct sales test market directed to drill teams and cheerleading groups produced a 100% closing ratio. We have become an associate member of the Texas High School Dance and Drill Teams Association, whose state convention is held in Houston, Texas, January 3-5, 2002. There are 178,000 drill team participants in high schools in Texas each year. Couple this with the middle and high school cheerleaders, and the market is over 500,000 participants in Texas alone. We will introduce a targeted fund raising program especially designed for these groups at the January association meeting.

         We have completed an endorsement agreement with Jessie Ward, Miss Arkansas, for the remainder of her reign. Pannache/Luscious Lips cosmetics have been named the official "Wardrobe showing sponsor" for the Miss Arkansas Pageant.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         We continue to believe that, with the approval, listing and rating of FIREPOWER 911(TM) as a fire extinguisher, a niche market can be created. This is supported by actions taken by the USEPA, which has been mentioned previously, and actions of the Connecticut State Fire Marshal's Office and the California State Fire Marshal's Office. Last year, we sought additional enforcement by other state fire marshals' offices.

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

         Presenting the information in this format last year, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). A redesign of the home safety products section began in June 2001. Currently, FIREPOWER 911(TM) is scheduled to appear in these stores but we do not have a firm date.

         Over three years ago, we negotiated a contract with Wal-Mart on a regional basis in Florida, Southern Georgia and Southeastern Alabama. When a category buyer from Wal-Mart decided to remove FIREPOWER 911(TM) from the regional purchasing agreement and take it to a full category purchase, management was forced to "not fill" in-hand purchase orders. Full category meant supplying as many as 4,000 stores in a brief time. However, the major obstacle was the fourteen- day fulfillment deadline on new purchase orders. The time required for the manufacturing of the shells for FIREPOWER(TM) is five weeks. Management knew that the initial news of the Wal-Mart contract would be great for the new public company, but failure to meet unrealistic production requirements would be extremely detrimental.

         During the last week of April 2001, a Wal-Mart opportunity once again presented itself. Through one of our direct dealers, FIREPOWER 911(TM) has once again been approved for Wal-Mart. However, this time it is on a local store district purchase program. Once the contract starts, it cannot be changed for six months. The completed applications, initial insurance certification, and bar codes registrations were sent to the district supervision level for a specific region of Wal-Mart on May 1, 2001. Our dealer for that area has submitted his final order through the stores.

         Another nationwide marketing company that merchandises products into military base stores and does "in and outs" with the large mass merchandisers, J and S Sales and Marketing, presented FIREPOWER 911(TM) in January and February of 2001, after receiving initial approvals and submitting FIREPOWER 911(TM) for quality analysis with two companies. On March 14, 2001, FIREPOWER 911(TM) was approved with Army-Air Force Exchange Services ("AAFES") to go into 160 military PX stores worldwide. Initial orders were scheduled for the end of August 2001. Due to the events of September 11, 2001, the Company has been notified that orders will not occur until first quarter, 2002.

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

         The Company has executed an agreement for the sale of FIREPOWER 911(TM) with Lighthouse America and their direct sales company TEAMFIRE. TEAMFIRE previously had 8,000 direct dealers selling a portable fire product that was classified as a portable fire extinguisher by State Fire Marshals. TEAMFIRE has a great appreciation for FIREPOWER 911(TM) because of their experience with the Fire Marshal's offices. With FIREPOWER 911(TM) which is the only rated and validated portable fire extinguisher in an aerosol can in the world, TEAMFIRE feels that they will quickly begin to move FIREPOWER 911(TM) through their established network of direct dealers. Before regulatory measures halted TEAMFIRE's selling, previous sales were 1.6 million dollars from January through August, 2000. The first shipment of product to Lighthouse is scheduled for the first of November, 2001.

         FLAMEOUT(R) has been submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol will be ongoing for eighteen months. The Forestry Service requested and we supplied the actual test product in order to complete the protocol through our Canadian Strategic Alliance Partner, Mark Hays dba 614751 Alberta Limited, the arial fire fighting company Con Air, and the Canadian Forestry Service are following the
U. S. Forestry Service's test. Feedback is that FIREPOWER 911(TM) is performing very favorably. The reports received by the Company are that the Canadian Forestry will accept the U. S. Forestry approval for immediate sales in Canada. The Company has been notified of pending orders at Con Air. We will be in line to secure the approval of FLAMEOUT(R) in second quarter 2002.

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

The company is now awaiting a slotting appointment for the completion of the physical application test in cleaning test engines Through our strategic alliance partner, International Aero, we have initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). During September, 2001, formal application for the physical test was submitted to and accepted by the United States Navy. The Company is anticipating the long-awaited announcements during Quarter 4, 2001.

         International marketing agreements were negotiated and executed last year. A key element of these agreements is the revenue sharing clause that provides us profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached last year included the formation of Summit Environmental Europe BV, South Africa and Canada. We have been assisting our distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries. Approval from The Polish Navy is anticipated during 4th Quarter, 2001.

         During February 2001, we sold our first order of FIREPOWER 911(TM) to our distributor, Techno-Supplies, in Norway. In April 2001, Techno-Supplies ordered its first shipment of FLAMEOUT(R). A portion of this initial order has been sold to Exxon of Norway. Tests results have been favorable and are concluding.

         FLAMEOUT(R)'S formal certification with the government of Brazil is ongoing and is expected to be concluded by the end of 4th Quarter, 2001. Sales orders are already in place through strategic alliance partner, MPI, and are awaiting release of this product registration number.

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

         Successful test markets for direct dealer sales and competition group sales have shown us two high volume markets. Both test markets provided nearly 100% closing rations. The profit margins are greater than any of the companies other product whether sold wholesale or direct to the consumer from the company.

         A new innovative fund raising program will be kicked off in January selling Luscious Lips through high school drill teams, cheerleading groups and twirling groups. We will also be attending a national show each month promoting the entire line and securing new dealers. International expansion is also anticipated from those shows as the shows for 2002 will include Italy, Hong Kong and Canada.

         Plans for a 60-second or 120-second info-commercial are planned for Luscious Lips in the 1st Quarter of 2002.


         Our future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the inability of the company to obtain needed additional capital, loss of personnel, particularly chief executive officer B. Keith Parker, as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as our fire suppressant or is able to discover the additives to our fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company's fire suppressant products.


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

Date:  November 13, 2001                Summit Environmental Corporation, Inc.


                                          /s/ B. KEITH PARKER
                                        ----------------------------------------
                                        B. Keith Parker, Chief Executive Officer