Form 10KSB
period 2001-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2002-04-12
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                521 Delia Street
                               Longview, TX 75601
                      -------------------------------------
                      (Address principal executive offices)

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

State issuer's revenues for its most recent fiscal year:  $121,656.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $5,705,719 computed by reference to the $0.665 average of the bid and asked price of the company's Common Stock on March 18, 2002.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 11, 2002: 13,882,994 shares of Common Stock, $0.001 par value.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Item 1.  Description of Business .........................................    5

         Business Development ............................................    5
         Principal Products ..............................................    5
         Distribution Methods ............................................    7
         Competition .....................................................    8
         Raw Materials and Suppliers    ..................................    8
         Dependence on Major Customers ...................................    8
         Patents, Trademarks and Licenses ................................    8
         Government Approval of Principal Products........................    9
         Seasonality......................................................   10
         Research and Development.........................................   10
         Environmental Controls...........................................   10
         Number of Employees..............................................   10

Item 2.  Properties.......................................................   10


         Facilities.......................................................   11

Item 3.  Legal Proceedings................................................   11

Item 4.  Submission of Matters to a Vote of Security Holders .............   11

Item 5.  Market for Common Equity and Related Stockholder Matters.........   11

Item 6.  Management's Discussion and Analysis.............................   12

         Overview.........................................................   12
         Results of operations............................................   16

         Sales............................................................   16
         Gross margin.....................................................   18
         Operating expenses...............................................   18
         Net loss.........................................................   19
         Liquidity and capital resources..................................   19
         Outlook..........................................................   19

Item 7.  Financial Statements.............................................   24

Item 8.  None

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.......   36

Item 10. Executive Compensation...........................................   38

Item 11. Security Ownership of Certain Beneficial Owners and Management...   39

                                                                           Page
                                                                           ----

Item 12. Certain Relationships and Related Transactions...................   40

         Parents of the Company...........................................   41

Item 13. Exhibits and Reports on Form 8-K.................................   41

         Signatures.......................................................   42

ITEM 1. DESCRIPTION OF BUSINESS.

         BUSINESS DEVELOPMENT

         We are affiliated with Moonlighting Distribution Corporation, a closely held Texas corporation ("Moonlighting"). Moonlighting is under the 52.5 percent ownership and control of B. Keith Parker and his spouse, Paula Parker, who are directors and, respectively, the chief executive officer and vice president for shareholder relations of the company. Originally, Moonlighting developed and marketed health and well-being products designed to improve the quality of an individual's life and also marketed other industrial cleaners, chemicals and fire suppression agents.

         In 1993, before our company was organized, the Parkers and Moonlighting began to assess several products developed by BioGenesis Enterprises, Inc. of Springfield, Virginia ("BioGenesis"). BioGenesis develops and manufactures industrial products that are environmentally safe - generally, products that are biodegradable and nontoxic. By middle 1997, the Parkers and Moonlighting concluded that BioGenesis' products merited commercial exploitation. A trip to the Philippines was planned to determine if a fire suppressant product of BioGenesis' could be marketed there through personal contacts of the Parkers. A license was obtained from BioGenesis to market the fire suppressant. The named licensee was "B. Keith Parker and Moonlighting Distribution Corporation dba Moonlighting International." Moonlighting International was a trade name to be used by Moonlighting for any overseas marketing business.

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

         On December 2, 1998, Summit Technologies was merged into the company.

         PRINCIPAL PRODUCTS

         Summit Environmental distributes and markets or has initiated activities to distribute and market the following proprietary products. All of the products are manufactured exclusively for us.

         FIREPOWER 911(TM)and FLAMEOUT(R)

         These products are fire suppressants and retardants manufactured for us. FLAMEOUT(R) was developed by Dr. Mohsen C. Amiran and his company, BioGenesis, to be a replacement for Halon 1211. Halon 1211 was a widely used fire suppression and explosion protection agent. It was applied primarily as a wetting agent and was the fire-extinguishing agent of choice for many uses, such as most fire extinguishers. Its production was halted in 1994 by actions taken at the 1992 Geneva Peace Conference primarily because Halon 1211 has one of the higher ozone depletion potentials of any compound. Halon 1211 is still approved for certain limited mission-critical uses (such as ship- and shore-based crash, fire and rescue), but existing installations of Halon 1211 that are not mission critical must switch to an approved, acceptable alternative. We are engaged with International Aero in accordance with the Federal Aviation Administration minimum performance initiative to find acceptable replacements for the onboard Halon fire extinguishers on commercial aircraft. In December 2001, FlameOut(R) was approved by the United States Department of Transportation and Federal Aviation Administration as an acceptable replacement for Halon 1211.

         In March 1994, Surfactant Blend A was certified by the USEPA-SNAP (Significant New Alternative Policy) which had been submitted by Dr. Mohsen C. Amiran. This was the first approved alternative to Halon 1211.

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

         In December 2000 we submitted FLAMEOUT(R) to the United States Forestry Service for certification as a Wetland Wildfire-approved fire extinguishing agent. All test results received to date have been listed as "acceptable". Completion and listing is expected by May 2002.

         FLAMEOUT(R) was involved at the end of 2001 in two international tests for the purpose of certification as an alternative replacement product for AFFF. AFFF is a fire fighting foam which is classified as a biohazard. Suspected as a possible link to causing cancer, fire fighters using AFFF wear biohazard suits when using AFFF. These tests were conducted in Europe and Mexico. We have an official military specification test scheduled toward the end of the first quarter 2002 with the United States Airforce testing laboratory.

         FIREPOWER 911(TM) contains Surfactant Blend A--FLAMEOUT(R) formula. FIREPOWER 911(TM) and FLAMEOUT(R) suppress and extinguish fires quickly. State fire codes prohibit products from being marketed as fire extinguishers without proper testing, listing, and rating. We believe it is the only aerosol fire suppressant in the worldwide marketplace that has obtained a fire extinguisher listing and rating. Having the only such product is believed by us to be significant for our long-term marketing prospects. A new Non-Halon certification, with regard to residential fire extinguisher sales, leaves FIREPOWER 911(TM) in a class of its own.

         INDUSTRIAL CHEMICALS AND CLEANERS

         We distribute industrial chemicals and cleaners under the private label ULTIMATE CLEAN. The products were developed by Dr. Amiran and BioGenesis. BioGenesis concentrates its activities on developing, and then manufacturing for marketing by other companies, industrial-use products that are environmentally safe. We market industrial chemicals and cleaners that we have introduced into our line of products.

         Due to perceived market demands, the company, through Dr. Amiran we have developed a turbine cleaner for jet engines. The original formula, ULTIMATE CLEAN 668(TM), was developed for Solar Turbines, a company owned by Caterpillar. Due to the capabilities realized by ULTIMATE CLEAN 668(TM), through International Aero, we are introducing 668(TM) to the aviation industry and the United States MilitarY.

         We submitted ULTIMATE CLEAN 668(TM) to the officially licensed testing agency in order to obtain a Quality Products Listing under military specification number MIL-PRF-85704C. This initiative, when completed, will meet Federal Aviation Administration guidelines for usage on commercial aircraft, United States Naval Warfare Center Aircraft Division and United States Department of Defense criteria for usage on U. S. military aircraft with a Quality Products Listing for both Type II and Type III (water-based) cleaners.

         PANNACHE NATURAL COSMETICS

         Prior to the formation of Summit Technologies, Moonlighting (the original company formed by Keith and Paula Parker) was marketing Pannache Cosmetics in the Philippines. The products of this line are manufactured by Cosmetic Laboratories, Inc., a large custom cosmetic manufacturer located in Irving, Texas. Cosmetic Laboratories is a 20 year member in good standing with the Cosmetic Toiletry and Fragrance Association (CTFA). The products contain the purest and best available ingredients available in the industry, according to the manufacturer.

         Our management decided in June 2000 to develop a marketing division for these products. In September 2000, the decision was made to develop a color line of products complementing the rest of the Pannache line. The initial product would be in a new category of cosmetic lipsticks; long-lasting, no smear, semi-permanent lip color. The company first introduced Luscious Lips in August 2001. Luscious Lips is manufactured by Lady Burd Exclusive Private Label Cosmetics of Farmingdale, New York. Our website www.pannachelusciouslips.com displays the entire Pannache Cosmetics Product Line.

         DISTRIBUTION METHODS

         We market products primarily through the development of strategic alliances, the first of which was with International Aero, Inc., for the aviation industry, the U. S. Military and the United States Gulf

Coast petroleum industry. International Aero is the world's largest re-configuration and retrofit contractor for the aviation industry. Other alliances made by the company for specific industries include e-commerce, catalogue sales, roofing, plumbing, heating and air conditioning, building materials, and retail mass merchandisers and convenience stores. We are preparing to launch sales efforts through infomercials and through direct television advertising. Internationally, we market products through exclusive distribution agreements with revenue sharing clauses.

         Exclusive distribution agreements which we have entered into include the Philippines, England and the European Union, Scandinavia, Australia, New Zealand, Hong Kong, Singapore, Japan, Mexico, Argentina, Brazil, Chile, Uruguay, Paraguay, Venezuela, Peru, Ecuador, Columbia, Bolivia, Puerto Rico, the Dominican Republic, South Africa and Canada. An exclusive distribution agreement with Tianfa Corporation in The Peoples Republic of China has been agreed to in principle by both parties. The executed agreement is expected by April 2002.

         COMPETITION

         We own the patent and intellectual property rights to Surfactant Blend A--FLAMEOUT(R) and currently market under that name only. Surfactant Blend A--FLAMEOUT(R) was the first formula approved under USEPA-SNAP guidelines after the global banning of Halon 1211. Its approval is for both commercial and residential use.

         The demise of the former fire suppressant of choice, Halon 1211, is a consequence of the 1992 Geneva Peace Conference, which mandated the phase out of Halon 1211 in all United Nations countries participating in the Conference. The banning is now global in scope.

         We believe that FLAMEOUT(R) is the finest fire suppressant in existence and that FIREPOWER 911(TM) is the only rated and listed fire extinguisher in an aerosol can in the marketplace today.

         We have compared Luscious Lips to similar products manufactured by Revlon, Max Factor, Cover Girl, Avon and Beauty Control touting no smear and extended wear. These products simply do not perform as represented or to the extent of Luscious Lips. We initiated a direct sales campaign in January 2002 to high school drill teams, both for personal use and as a fund-raising tool. We have secured the endorsement for Luscious Lips from the world famous Kilgore College Rangerettes. Jessie Ward, Miss Arkansas 2001/2002 is the Pannache/Luscious Lips official National Spokesperson. Direct Response television initiatives are in negotiations and are planned for direct shopping channels both in the US and International markets in the first quarter 2002.

         RAW MATERIALS AND SUPPLIERS

         The raw materials for our products are in abundant supply. Summit Environmental, by virtue of our purchase of the patent and intellectual property rights has retained Dr. Amiran and his company, BioGenesis, to formulate and package the company's products on a cost-plus-10 percent basis.

         DEPENDENCE ON MAJOR CUSTOMERS

         Our markets are not dependent on one or a few major customers.

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

         On November 2, 1998, BioGenesis assigned to Summit Technologies all patents and intellectual property rights associated with the fire suppressant products. See "Business Development" above. The obligation to pay licensing fees to BioGenesis merged with the acquisition of the patent rights and, accordingly, was extinguished. The obligation to pay the above-described royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting. We completed the purchase of the patent and intellectual property rights on December 1, 1999.

         We paid $30,000 for a perpetual license from our affiliated company, Moonlighting, for its STRESSEX(TM), PANNACHE(TM) and TRIM-AWAY(TM) products. The license has no sales quota. Moonlighting receives a 9 percent royalty on the lowest wholesale price for which we sell the product. We deal directly with the laboratories manufacturing these products.

         We have the right to private label our industrial chemicals and cleaning products formulated by Dr. Mohsen C. Amiran. We have agreements to obtain these products at the lowest wholesale cost less 10 percent to 15 percent. We have determined the wholesale, dealer, and retail pricing schematic. We and Dr. Amiran have a prearranged formula for percentage splits on other products, which are developed on a case-by-case basis by Keith Parker, the company's Chief Executive Officer.

         In November 2001, we negotiated an agreement with Lady Burd Exclusive Private Label Cosmetics to purchase the patent and intellectual property rights to Luscious Lips. The agreement is still not in final written form but the purchase price is $350,000 in cash and 500,000 shares of common stock of our company. An advance royalty of $200,000 ($0.30 per tube) is to be paid. Lady Burd will collect $0.15 per tube until the company has been reimbursed the $200,000 for the advanced royalty.

         GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

         BioGenesis obtained EPA approval in 1994 and Underwriter Laboratories listing in May 1997 for FLAMEOUT(R) (Listing No. 7P21). The previous approvals and listings have been registered in our name.

         Our ULTIMATE CLEAN line has received the appropriate U.S. Government approvals for the industrial chemical and cleaning products.

         The fire suppressant products we distribute are subject to government regulation in most countries of the world. The existence of this regulation is of benefit to us. The company's fire suppressants are qualified substitutes for Halon 1211, the fire suppressant of choice in most of the world prior to the 1992 Geneva Peace Conference that implemented what today is a global banning of Halon 1211. The company obtained a rating and listing for FIREPOWER 911(TM) as a fire extinguisher in February 1999. FIREPOWER 911(TM) was tested to ANSI/UL8 and ANSI/UL711 according to NFPA standard 10. During 2000, state fire marshals' offices began removing "copycat" products, which were not listed and rated accordingly, from retail establishments via cease and desist removal orders.

         Both the manufacturers of our cosmetic products, Cosmetic Laboratories, Inc., and Lady Burd Exclusive Private Label Cosmetics are 20-year plus members in good standing of the Cosmetic, Toiletry and Fragrance Association (CTFA).

         SEASONALITY

         There is no known seasonal aspect to our business.

         RESEARCH AND DEVELOPMENT

         We have agreements with several companies and countries that are conducting research and testing to produce new fire-fighting tools and new products.

         International Aero, Inc., the world's largest reconfigurator of commercial aircraft, has several projects underway. One is the development of an approved fire suppression agent, tested to the new minimum performance standards established by the FAA, that will be a replacement agent for the fire extinguishers in bathrooms and galleys on board all commercial aircraft which now contain Halon 1211. The Halon 1211 fire extinguishers are no longer (as of March 1999) protected for continued use under the classification of Mission Critical. FlameOut(R) was officially listed by the US DOT and FAA Halon Replacement Product Listing for the airline industry replacement protocol in December 2001.

         Also, a non-toxic, biodegradable turbine cleaner has been developed by us for International Aero and for Solar Turbines, owned by Caterpillar, for the scheduled periodic cleanings required of jet engines. While there are a couple of cleaners available, Solar Turbines and International Aero cannot find an acceptable cleaner. We have been involved in a U. S. Department of Defense and
U. S. Navy, EPA directed test on ULTIMATE CLEAN 668(TM) for non-corrosion and non-toxicity to military specification number MIL-PRF-85704C. Through International Aero, Inc., we have several of the major airlines (United, Continental, Northwest, Delta and Eastern) as customers desiring to buy ULTIMATE CLEAN 668(TM).

         We and Dr. Amiran have been jointly working on an advanced formula for FlameOut(R) to be approved as a replacement for AFFF. Military specification tests with the United States Air Force are scheduled to begin March 2002.

         ENVIRONMENTAL CONTROLS

         We are subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

         NUMBER OF EMPLOYEES

         On December 31, 2001, we employed six persons full time and one person part time.

ITEM 2. PROPERTIES

         We own no plants or real property. We lease space for our offices and for storing inventory.

         FACILITIES

         We lease 5,000 square feet of space in Longview, Texas for our offices and for inventory storage at $1,300 per month. Additional space is available for leasing should more storage space be required for inventory. We believe all space requirements can be met at its present location for at least the next year.

ITEM 3. LEGAL PROCEEDINGS

         On December 28, 2001, we filed a collection lawsuit against Harry Bachelder III, dba Performance Marketing , Inc. for non-performance on a guaranteed note payable and delinquent accounts in the amount for both of $46,000. In November 2000, we had negotiated a note payable, personally guaranteed by Mr. Bachelder III , for existing past due accounts. The note was paid as agreed through May 2001. When payments stopped, management negotiated for a lump sum to be paid by December 21, 2001. When payment was not received, a lawsuit was filed for default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Summit Environmental's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 1999, 2000 and 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High             Low
                                    ----             ---
         1999:
                  2nd Qtr.          1.875            0.0
                  3rd Qtr.          0.875            0.3125
                  4th Qtr.          0.96875          0.375

         2000:
                  1st Qtr.          2.94             0.56
                  2nd Qtr.          3.75             0.75
                  3rd Qtr.          1.06             0.44
                  4th Qtr.          0.53             0.13

         2001:
                  1st Qtr.          0.6875           0.25
                  2nd Qtr.          1.12             0.13
                  3rd Qtr.          1.05             0.40
                  4th Qtr.          0.45             0.21

         Holders. Based on information provided by our transfer agent, we had 609 shareholders of record of our common stock on March 11, 2002.

         Dividends. We have declared no dividends on our Common Stock. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its Common Stock, but we have no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business.

         Recent Sales of Unregistered Securities. Subsequent to the effectiveness of the merger between the company and Summit Technologies, Inc., we sold 121,800 shares of Common Stock from January 1999 through April 1999 to investors in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 506. No underwriter or broker-dealer was used. The shares were all sold for cash at $2.50 a share. Each of the purchasers was personally known to us and our directors prior to the offer made to sell such securities.

         On October 30, 1999, we made a private placement offering of 3,000,000 shares of Common Stock at $0.50 per share with purchase warrants of one warrant per 2 shares purchased. The warrants are exercisable through June 30, 2002 at $1.00 per share of Common Stock. We sold 1,964,000 of these shares during November and December 1999. In December 1999, we transferred 875,000 of the shares of Common Stock to BioGenesis Enterprises, Inc. in partial fulfillment of our obligation to BioGenesis Enterprises, Inc. for patent rights and intellectual property to various fire suppression products.

         In January through April, 2000, the remaining 1,533,000 shares of the private placement were sold. In March and April 2000, options covering 140,000 shares of our common stock previously granted to consultants were exercised. In December 2000, 62,500 shares of stock were granted to The Video Agency ("TVA") in exchange for services rendered.

         In 2001 we sold 320,000 shares of our common stock for cash at $0.50 a share to accredited investors in an offering exempt from registration pursuant to Regulation D, Rule 506 of the Commission. We also issued 930,000 shares of our common stock for cash at $0.35 a share to persons that exercised stock purchase warrants they had acquired in 1999 and 2000. These purchasers were all accredited investors, and the offering was exempt from registration pursuant to Regulation D, Rule 506 of the Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

         OVERVIEW

         By year end 2001, we had finalized some of our distribution negotiations and product certifications. Our vision continues to be marketing our products through strategic alliances. A major agreement was finalized in terms at year end with Tianfa Corp. in The People's Republic of China. The executed agreement is expected by April 2002. By year end, additional new agreements had been reached or executed in Canada, Mexico, Scandinavia, Malaysia, Thailand, Taiwan, Singapore, Hong Kong, Philippines, Australia and New Zealand.

         Our management has held fast to the theme of establishing a sound retail pricing structure for FIREPOWER 911(TM). Early on (July 1998 to March
1999), we were successful in getting FIREPOWER 911(TM) approved by Wal-Mart on a regional basis, first, and then elevated to full category status. Existing purchase orders were in hand.

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

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. One national chain has approved FIREPOWER 911(TM) for its stores, scheduled to appear in the first half of 2002. The store and its locations will be made public when the appropriate time occurs. Due to the events of September 11, 2001, the process was delayed. However, during the first week of January 2002, FIREPOWER 911(TM) was approved by Lowe's. FIREPOWER 911(TM) will be introduced into Lowe's through two "in and out" programs during 2002 - projected in June and in October in 150-200 stores.

         In 2000, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. 5,000 cans were to be sold to the public by the local fire departments in Chile. We and Marketing Perspectives Incorporated ("MPI") will be satisfying labeling requirements and insurance requests for completed product liability coverage. FIREPOWER 911(TM) has also been approved for the Federales (military police) in Chile as part of their military equipment belt. FIREPOWER 911(TM) will be on these equipment belts as a tool for riot control due to fire bombs thrown into crowds at large public events such as soccer matches. MPI has been reporting to us, since September 2001, that the instructions have been given to issue the purchase order for this sale.

         In 2000, we were notified by a direct home product television sales channel that FIREPOWER 911(TM) would be part of its programming in 2001. QVC and Shop at Home notified us that product approval has been completed. QVC is seeking a letter of verification that FIREPOWER 911(TM) is validated for sales in all 50 states. We have such a letter posted on our web site and are awaiting the formal request from QVC's legal department. There has been no further information given to us from QVC. We have complied with all requirements and passed Quality Control requirements for product shipping. Approval at QVC is anticipated by April 2002.

         Our strategic alliance partner, International Aero, Inc., is the world's largest reconfiguration company for commercial aircraft. We and International Aero have been working on the minimum performance standards requirements established by the Federal Aviation Administration. Previously, the handheld fire extinguishers onboard all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called Mission Critical that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. Last year, the actual Gross

Volume Production Tests of FLAMEOUT(R) on jet fuel and heptane were conducted. The initial performance tests will be conducted at International Aero's new licensed fire testing facility. In December 2001, FLAMEOUT(R) was officially listed by the US Department of Transportation and Federal Aviation Administration as an officially approved replacement for Halon.

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, we are developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. Our intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. During April of 2000, FLAMEOUT II(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin. The foam stability test was very successful. Additionally, FLAMEOUT II(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. This new formula is being tested by Jockel Manufacturing in Germany and by the National State Fire Department and Testing Agency in Brazil and Exxon of Norway. We will begin testing for a military specification number as an alternative for AFFF at the United States Air Force testing center at Eglin Air Force base in Florida by April 2002.

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

         Additionally, the Department of Defense ("DOD") is also involved with this testing and approval. The original direction of ULTIMATE CLEAN 668(TM) was for the commercial airline industry. The DOD's involvement has increased our potential market by another 50 percent from the original projections based on International Aero's customer base.

         Also incorporated into the test of the company's Type III concentrate was the addition of Type II concentrate and Type II ready-to-use tests for additional approvals. These additional approvals also increase the size of the market for the product and the amounts of product to be used.

         We concede that this testing process has been very tedious and time-consuming. The reward for us will be a head start in the market. Even though there have been unknowns to be dealt with, we and our product have not experienced any setbacks. The lab conducting the test protocols for the MIL-PRF-85704C has notified us that ULTIMATE CLEAN 668(TM) has successfully conformed with the requirements for corrosion, crazing, painted surfaces, acrylic surfaces, and water and acid stability. The storage stability test is the final remaining requirement and is now classified as "accelerated storage stability." Application was formally requested by the United States Navy, and we and International Aero promptly submitted said application. Our physical testing request has been accepted at Pax River. The major obstacle has centered around an aqueous (water) based product testing to a 50-year-old-plus military specification designed for petro-chemically produced products. We, BioGenesis, and the laboratory collectively have resolved a major obstacle with regards to storage stability. We and International Aero are fervently working at completion of the protocol as there are several major airlines awaiting product approval in order that orders be placed through International Aero.

         Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. Our existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. During January 2000, the actual state fire department tests began taking place. FIREPOWER 911(TM) has been successfully tested in Chile. The first product was shipped in September 2000 for the initial test market, under the Spanish label "FIREPOWER LIQUIDO 911(TM)." The official government approval for FirePower 911(TM) was issued on January 10, 2002 by the University of Chile.

         Official government of Chile approval and certification have been completed with the regulatory agencies. The first customers for FirePower Liquido 911 are the Federal Police of Chile. First orders are anticipated by the end of the first quarter 2002.

         Further tests being conducted on FLAMEOUT(R) have positioned FlameOut(R) to become officially approved in Brazil by the end of the second quarter of 2002. This approval will also be accepted in the other Mercosur Pact countries--Argentina, Uruguay and Paraguay.

         COSMETICS

         During the 3rd Quarter of 2000, management gave Paula Parker, Vice-President for Shareholder Relations, a directive to develop a new product line, a color cosmetic line to complement the already developed skin care cosmetic line, Pannache. This product line is environmentally friendly and made with premium botanical and natural essential oils and vitamins. The initial product would be in a new category of cosmetic lipsticks; long-lasting, no smear, semi-permanent lip color. The company first introduced Luscious Lips in August 2001. Luscious Lips is manufactured by Lady Burd Exclusive Private Label Cosmetics of Farmingdale, New York. Our website www.pannachelusciouslips.com displays the entire Pannache/Luscious Cosmetics Product Line.

         The idea for the star product of the color line was to develop a semi-permanent, long-wearing, no smear or stain lip color. Companies like Avon, Beauty Control, Max Factor, Revlon, Cover Girl and Maybelline have developed products they tout as long-wear, no smear; however, we believe they do not perform as advertised. Luscious Lips will stay on 8 to 10 hours and will not come off until removed with remover. The development phase began in September 2000 with final formula approvals in June 2001. We received four of the twelve selected colors in August and began the first of two directed test markets. One market was to sell product directly to performing groups such as dance lines, dance schools, high school drill teams, cheerleaders and twirling groups. Prior to beginning, we secured the endorsements during July for the Miss Texas and Miss Arkansas Pageants. Both Stacy James (Miss Texas 2001) and Jessie Ward (Miss Arkansas 2001) were using Luscious Lips during their state pageants when they won their respective pageants. Stacy was in the top twenty and Jessie was a top ten finalist in the Miss America Pageant.

         Pageants are already being held every weekend from October 1, 2001, through July, 2002. There will be over 50,000 contestants introduced to - and many using - Luscious Lips in the Arkansas pageant system. Jessie Ward's photos appear in all official company publications and web sites. The official web address is www.lusciouslips.cc and www.pannachelusciouslips.com.

         The success of the test markets indicates to management that expanding the marketing toward performing groups and through direct distributors should create high-profit-margin venues. The sale of a single tube of Luscious Lips wholesale creates a greater profit margin than the sale of a can of FIREPOWER 911(TM).

         The cosmetic industry is a 300 billion-dollar industry worldwide with Avon being the largest, controlling only 7% of the market share. Therefore, no one company can control the market. Prices are always stable while sales are always consistent.

         The initially established dealer network attained a closing ratio of close to 100% of the presentations being closed and purchasing the initial inventory for a dealer. A dealer purchases at 50% off of retail and makes 100% profit on resale. Our margin is at 106%. The direct sales test market directed to drill teams and cheerleading groups produced a 100% closing ratio. We have become an associate member of the Texas High School Dance and Drill Teams Association, whose state convention was held in Houston, Texas, January 3-5, 2002. There are 178,000 drill team participants in high schools in Texas each year. Couple this with the middle and high school cheerleaders, and the market is over 500,000 participants in Texas alone. We introduced a targeted fund raising program especially designed for these groups at the January meeting of the association. The response was better than anticipated which has led us to begin to hire commissioned sales agents for four specific territories in Texas to follow up on the sales leads from this one meeting.

         We have submitted Luscious Lips and a second product, Luscious Dust Brush for Q and A through Reliant International Media Group for marketing on direct home shopping channels. Approvals are anticipated in early 2002.

         We have completed an endorsement agreement with Jessie Ward, Miss Arkansas, for the remainder of her reign. Pannache/Luscious Lips cosmetics have been named the official "Wardrobe showing sponsor" for the Miss Arkansas Pageant.

         RESULTS OF OPERATIONS The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2001 and 2000:

Year ended December 31                      2001       2000
                                           ------
Sales                                       100.0%     100.0%
Cost of Sales                                50.6       49.1
                                           ------     ------
Gross Margin                                 49.4       50.9
                                           ------     ------
Operating Expenses                          728.6     1537.5
Other Income and Expenses, Net              (27.7)     (20.4)
                                           ------     ------

Net income (loss)                          (651.5)%  (1466.2)%
                                                      ======

         SALES

         Sales of $121,656 for 2001 increased by $41,472 or 51.7% from the prior year's sales of $80,184. Management devoted considerable attention during 2001 to certification and test marketing:

o The time and money invested by us in developing FIREPOWER 911(TM) as the world's only listed and rated fire extinguisher in an aerosol can met an unforeseen detour. When marketing began, the buyers were uneducated regarding listings and ratings. They were purchasing on price only. Other "copycat" products found their way in front of these buyers. With the word fire extinguisher on the front of these "copycats," buyers were looking at what they perceived the public would pay. However, when an adult sees a product demonstration for FIREPOWER 911(TM) knock out a skillet fire, a flaming lawn mower, or a blazing Christmas tree before their eyes in only a matter of seconds, they realize that there is a degree of ease and safety for children and the elderly not afforded by other products. Thus a $20.00 purchase price for security is no longer an obstacle.

     With the buyers not being knowledgeable of the state fire codes which prohibit illegal sales of these "copycats," we took the posture during 2000 of notifying the state fire marshals of the stores who offered such "copycat" products. This is a slow process, but we had no other choice than to protect our investment and unique product by encouraging the state fire marshals' offices to issue cease and desist orders to companies violating the state fire codes by selling "copycats" which do not have the validations and listings of FIREPOWER 911(TM). This slow-down has resulted in knowledge to the buyers and pre-approvals by one of the nation's largest building materials superstores. We met with the major buyer for fire extinguishers at Lowe's Home Improvement Stores in January 2002. Test market approvals were received for 2002.

o Lighthouse America is a direct sale company which during the year 2000 was selling a fire fighting product through their networking membership. The product which they were selling was not a validated and listed fire extinguisher. They received notification from several state fire marshals' offices that they could no longer sell their product. We were contacted by the management of Lighthouse America in August 2001. After Lighthouse verified that FIREPOWER 911(TM) would satisfy the issues with which they were dealing, a marketing agreement was executed. Lighthouse ordered product in the fourth quarter of 2001 and began marketing to their dealers. Lighthouse had over 7,000 dealers when they were forced to discontinue their previous product sales. After reintroduction periods of the fourth quarter of 2001 and the first quarter of 2002, Lighthouse believes it will soon be back to its sales levels of August 2000.

o In November 2000, we submitted FLAMEOUT(R) to the United States Forestry Service for Qualification Testing as an approved wetting agent under the category of Wildland Fire Chemical. We have received progressive test result reports. All results received have been in the "acceptable" category. The anticipated approval date is May 2002. New protocols in Canada prevent the dropping from the air any fire suppression agent which is toxic by containing any phosphates. Monoammonium phosphate is the primary ingredient of nearly all agents dropped from the air. FLAMEOUT(R) is 100% non-toxic and biodegradable. The company has orders pending from two large aerial fire fighting companies in Canada. When we obtain the approval of the United States Forestry Service for FLAMEOUT(R), we believe the Canadian Forestry Service will recognize the US Forestry Service approval as sufficient for its purposes.

o We introduced our super absorbent, ULTIMATE ABSORB 1103(TM), into the marketplace through convenience stores initially. We began testing this super absorbent at several worldwide industrial companies toward the end of 2000. Some anticipated approvals are expected in second quarter 2002. Ultimate Absorb 1103(TM) meets or exceeds those requirements for FDA, USDA, EPA, California TH622 and World Health Organization.

o We introduced our natural botanical skin care cosmetic and color cosmetics lines through the production of an infomercial, direct television shopping and e-commerce business to customer programs by late 2001. Direct Market sales venues were opened. Approvals for Direct Home Shopping for more than one of the Pannache/Luscious Lips products is expected by April 2002.

o FLAMEOUT II(TM) was successfully tested at the Ansul Fire Test Facility in Marinette, Wisconsin. Additional preparatory tests for future U. S. Naval testing were conducted at International Aero's fire test facility. The new formulation has been submitted in Europe for testing to replace 3M's AFFF for which manufacturing has been halted. Regular FlameOut(R) was also submitted for the same test and has been approved. Tests are scheduled to begin on FlameOut(R) II with the United States Air Force at the end of first quarter 2002.

o Summit Environmental Europe, BV was established in the Netherlands. While Summit Europe is effectively a distributor for Summit USA, the company negotiated a 40 percent revenue share of the BV profits after the stipulated and regulated expenses are deducted from each quarter's sales.

o We expanded the tests for ULTIMATE CLEAN 668(TM) from Type III concentrate to include Type II concentrate and Type II ready-to-use certifications in order to increase the market potential and gain an additional approval from the United States Department of Defense.

o International agreements negotiated and executed expanded the prospects for our products to Malaysia, Thailand, Taiwan, Singapore, Hong Kong, Brunei, Canada, The People's Republic of China, and Mexico.

o Contracts for retail marketing and distribution were terminated with our existing partner and a new nationally based merchandiser was contracted to continue the retail efforts.

o 614575 Alberta Ltd negotiated an agreement for Canada for repackaging of FLAMEOUT(R) in home and mobile fire extinguishing systems. We will sell FLAMEOUT(R) and receive a royalty on the sale of these units.

o Management - in test marketing - discovered that direct presentation of Luscious Lips to High School Drill Teams produced a 100% closing ratio. The company successfully introduced a new fundraising concept utilizing Luscious Lips as a fundraising product to several of the high schools which had purchased Luscious Lips for its team. We expect to expand the venue through a commissioned sales force during September 2002.

         GROSS MARGIN

         Gross margin of $40,831 in 2000, or 50.9 percent of sales, decreased to $60,120, or 49.4 percent of sales in 2001. Sales have not yet reached a level to reflect a gross margin percentage with accuracy.

         OPERATING EXPENSES

         Operating expenses of $1,232,867 for 2000 decreased by $346,536, or 28 percent, to $886,331 in 2001. Audit fees decreased in 2001 by $6,830 over 2000. Bad debt expense remained unchanged. Commissions decreased to $3,066 in 2001 over 2000 as a result of more sales directly from the company into the market. Marketing expenses decreased by $184,525 in 2001 over 2000. Officer compensation decreased by $33,490 in 2001 over 2000 due to changes in officer staff, and the replacing of the accounting department to an outside CFO and accounting firm. Professional fees increased to $16,531 in 2001 from $9,000 in 2000. Rent was down in 2001 by $9,100 over 2000. Repairs decreased by $9,536 in 2001 over 2000. Research and development increased to $39,018 in 2001 over $18,575 in 2000. SEC expense, which includes the costs of preparing and filing through EDGAR all required reports, decreased to $19,909 in 2001 over $35,238 in 2000. Travel and entertainment expense was down from $63,698 in 2000 to $20,647 in 2001

         NET LOSS

         We had a net loss of $1,175,650 during 2000, as compared to a reduced net loss of $792,536 during 2001. The years 2000 and 2001 were years of product and marketing organization, as reflected in the acquisition of all rights related to our fire suppressant products and in the efforts exerted to introduce the fire suppressant products to major purchasers and distributors of these products. Significant efforts in marketing and product research were introduced with regards to the company's cosmetic division. Progress in reducing overall operating expenses was accomplished in 2001. These efforts, while properly accounted for as expenses, represent major investments by the company in the future marketing of its fire suppressant and cosmetic products.

         LIQUIDITY AND CAPITAL RESOURCES

         We had negative cash flow from operations of $929,793 in 2000 and negative cash flow from operations of $705,143 in 2001. Major contributor to the 2000 negative cash flow from operations was the $1,175,650 net loss from operations. Major contributors to the 2001 negative cash flow from operations were the $792,536 net loss from operations and $162,333 in amortization.

         We had negative cash flow from investing activities of $41,720 in 2000 and positive flow from investing activities of $17,975 in 2001. The major components of both years' cash flow from investing activities were acquisitions of property and equipment in 2000 and sales of equipment in 2001.

         We were able to stay liquid only from the sale of $822,500 of our common stock during 2000 and $485,500 of our common stock during 2001. At year-end 2000, we had $428,478 cash on hand. At year-end 2001, we had $193,806 cash on hand

         We have received indications from several prospective buyers of fire suppressant, industrial cleaning products and cosmetic products that a considerable market for these products will develop during 2002. See "Outlook" below.

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

         In other states where Non-Halon certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) is the only product that possesses the validated listing and rating for an aerosol fire extinguisher. Last year, we sought additional enforcement action when we became aware of "copycat" products of FIREPOWER 911(TM). Mass merchandisers and direct response television companies were forced to remove products from their programs. After months of pursuing requested enforcement action, we made significant strides in establishing commitments from marketing and merchandising groups.

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

         Presenting the information in this format last year, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). A redesign of the home safety products section began in June 2001. Currently, FIREPOWER 911(TM) is scheduled to appear in these stores but we do not have a firm date. Management met for line review at Lowe's headquarters in North Carolina the first week of January 2002. FirePower 911(TM) has been approved for test marketing. The specifics will be noted in the first quarter report 2002.

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

         During the last week of April 2001, a Wal-Mart opportunity once again presented itself. Through one of our direct dealers, FIREPOWER 911(TM) has once again been approved for Wal-Mart. However, this time it is on a local store district purchase program. Once the contract starts, it cannot be changed for six months. The completed applications, initial insurance certification, and bar codes registrations were sent to the district supervision level for a specific region of Wal-Mart on May 1, 2001. Our dealer for that area submitted his final order through the stores. We had not received an order as of the end of 2001.

         We have executed an agreement for the sale of FIREPOWER 911(TM) with Lighthouse America and its direct sales company TEAMFIRE. TEAMFIRE previously had 8,000 direct dealers selling a portable fire product that was classified as a portable fire extinguisher by State Fire Marshals. TEAMFIRE has a great appreciation for FIREPOWER 911(TM) because of its experience with the fire marshals' offices. With FIREPOWER 911(TM) which is the only rated and validatED portable fire extinguisher in an aerosol can in the world, TEAMFIRE feels that it will quickly begin to move FIREPOWER 911(TM) through its established network of direct dealers. Before regulatory measures halted TEAMFIRE's selling, previous sales were 1.6 million dollars from January through August, 2000. Lighthouse ordered its first pallet of FIREPOWER 911(TM) in November 2001. It began rebuilding its former distributor base, which previously had been selling fire extinguishers. According to Paul Burks, Lighthouse President, Lighthouse will need about 6 months to reintroduce products to its former marketing base, which consisted of 7,000 distributors. A second pallet was ordered and shipped in February 2002.

         FLAMEOUT(R) has been submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol will be ongoing for eighteen months. The Forestry Service requested and we supplied the actual test product in order to complete the protocol through our Canadian Strategic Alliance Partner, Mark Hays dba 614751 Alberta Limited. The aerial fire fighting company Pro Air, and the Canadian Forestry Service are following the U. S. Forestry Service's test. Feedback is that FLAMEOUT(R) is performing very favorably. The reports received by the Company are that the Canadian

Forestry will accept the U. S. Forestry approval for immediate sales in Canada. The Company has been notified of pending orders at Pro Air. We will be in line to secure the approval of FLAMEOUT(R) in second quarter 2002.

         FLAMEOUT(R) will be tested as a wetting agent and fire suppression foam. When approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. Our product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida. This should become a large venue for product sales beginning with the 2002 fire season.

         We have been in negotiations with QVC for the sale of FIREPOWER 911(TM) since October 2000. FIREPOWER 911(TM)'s front runner, Chief's Choice, was the initial aerosol fire suppressant sold on QVC. While FIREPOWER 911(TM) was going through the validation and listing process at Applied Research Laboratories, "ARL," QVC was notified of the NFPA standards requirement held by State Fire Marshals' offices and substituted another "copycat" product for Chief's Choice, which also violated the requirements for which we had chosen to qualify in order to be in compliance in all 50 states. Last year, this "copycat" product was removed from programming at QVC, due to action taken by the Texas State Fire Marshal's office, and we were notified that the category buyers at QVC had approved FIREPOWER 911(TM) one-liter rated fire extinguisher for purchase. We were told that once the legal department was cleared, scheduling of programming and initial purchases would begin. During April 2001, we were notified that the QVC legal department would be requesting a letter of verification that FIREPOWER 911(TM) is legal in all 50 states. We are awaiting the official request from QVC's legal department. However, a letter stating this verification is currently posted on our web site, www.seci-us.com or www.summitenvironmental.com. Management met with the buyers at QVC in February 2002, and FIREPOWER 911(TM) was approved for programming. The company is working through Reliant Interactive Media Group for this promotion. Summit's new FIREPOWER 911(TM) will be introduced through Reliant. Reliant's production studio is located in the former Discovery Channel studios at Universal Studios in Orlando, Florida.

         International marketing agreements continue to be negotiated and executed this year. A key element of these agreements is the revenue sharing clause that provides us profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached during the year agreements with Tianfa Corporation in The People's Republic of China, Mexico, and Canada. We have been assisting our distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries.

         During February 2001, we sold our first order of FIREPOWER 911(TM) to our distributor, Techno-Supplies, in Norway. In April 2001, Techno-Supplies ordered its first shipment of FLAMEOUT(R). A portion of this initial order has been sold to Exxon of Norway. Tests results have been favorable and are concluding.

         FLAMEOUT(R)'S formal certification with the government of Brazil is ongoing. Sales orders are already in place through strategic alliance partner, MPI, and are awaiting release of this product's registration number.

         A company manufacturing a home fire extinguishing unit in Canada has approved FLAMEOUT(R) over fifteen other products as the product of choice to be utilized in its system. The Canadian company has completed securing of five separate patents on the system. The company will be supplying FLAMEOUT(R) for the Canadian sales and will handle distribution of the units through its other strategic alliance partners. The first orders of FLAMEOUT(R) were shipped in January 2002. Subsequent orders were shipped in February and March 2002.

         Our test for securing the military specification number MIL-PRF-85704C, which will enable the company's ULTIMATE CLEAN 668(TM) jet engine cleaner to be listed with the Department of Defense, Quality Products Listing, has proceeded into classification tests for Type II concentrates and Type II ready-to-use. The testing for this non-corrosive approval has resulted in some adjustments to the formula for the test on ceramic and acrylic finishes. This test is also being done in the "water soluble" category. To our knowledge, there are no other products that are aqueous-based which can accomplish the cleaning requirements of the test protocol or the actual engine cleanings. The expanding from the initial Type III approvals to include the two categories of Type II greatly increased the market potential for ULTIMATE CLEAN 668(TM). Technical testing confirmation for protocols was received in May 2001. We are now awaiting a slotting appointment for the completion of the physical application test in cleaning test engines Through our strategic alliance partner, International Aero, we have initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). During September, 2001, formal application for the physical test was submitted to and accepted by the United States Navy. Progress has been made on the accelerated storage stability final phase of the testing. Expectations are for finalization during first quarter 2002.

         Our development of ULTIMATE ABSORB 1103(TM) has led to our negotiating the purchase of the patents, formulas and intellectual property rights. Of special importance to this agreement is the completion of the never-before-issued EPA Landfill Stamp approval. ULTIMATE ABSORB 1103(TM) already has EPA (as non-toxic), USDA, FDA, WHO and California Title 22 approvals. However, the EPA Landfill Stamp allows for encapsulated and absorbed materials to be deposited in landfills anywhere. On April 2, 2001, we were notified that we had successfully stabilized heavy metals in the hazardous materials containment portion of this testing. No other product has ever completed this portion of the test protocol. We have introduced the absorbent in South America, Scandinavia, Europe and in several industries within the U.S. Ultimate Absorb 1103(TM) has been submitted for vendor application approval to Ace Hardware and Lowe's Home Improvement stores.

         COSMETICS

         Successful test markets of Pannache/Luscious Cosmetics for direct dealer sales and shopping channel sales have shown us two high volume markets. Both test markets provided nearly 100% closing ratios. The profit margins are greater than any of our other products whether sold wholesale or direct to the consumer from us.

         New innovative fund raising programs were kicked off in January selling Luscious Lips through high school drill teams, cheerleading groups and twirling groups. We will also be attending a national show each month promoting the entire line and securing new dealers. International expansion is also anticipated from those shows as the shows for 2002 will include Italy, Hong Kong and Canada.

           Negotiations for Luscious Lips and Luscious Dust Brushes are scheduled to be completed first quarter 2002 on home shopping channels through Reliant Interactive Media Group.

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

ITEM     7.       FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants                 25
         Balance Sheet December 31, 2001                                    26
         Statements of Operations Year Ended December 31, 2001 and 2002
                  and Period from August 14, 1997 to December 31, 2001      27
         Statements of Changes in Stockholders' Equity for the period from
                  August 14, 1997 to December 31, 2001                      28
         Statements of Cash Flows Year Ended December 31, 2001 and 2002
                  and Period from August 14, 1997 to December 31, 2001      29
         Notes to Financial Statements                                      30

Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Summit Environmental Corporation, Inc.
Longview, Texas


We have audited the accompanying balance sheet of Summit Environmental Corporation, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001 and the period from August 14, 1997 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Environmental Corporation, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 and the period from August 14, 1997 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Lane Gorman Trubitt, L.L.P.

LANE GORMAN TRUBITT, L.L.P.



Dallas, Texas
March 15, 2002

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001


                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $   193,806
Accounts receivable, less allowance of $44,000                          137,460
Note receivable - related party                                          20,496
Inventories                                                             769,644
Prepaid insurance                                                         4,183
                                                                    -----------
Total current assets                                                  1,125,589
                                                                    -----------

PROPERTY AND EQUIPMENT - AT COST
Office furniture and equipment                                           49,287
Leasehold improvements                                                    7,898
Accumulated depreciation and amortization                               (20,782)
                                                                    -----------
Net property and equipment                                               36,403
                                                                    -----------

OTHER ASSETS
Prepaid royalties                                                       511,505
Deposits                                                                  1,550
Patent and licenses, net of accumulated amortization of $348,466      1,949,201
                                                                    -----------
Total other assets                                                    2,462,256
                                                                    -----------

Total assets                                                        $ 3,624,248
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                    $    33,989
Accrued payroll                                                          20,906
                                                                    -----------
Total current liabilities                                                54,895
                                                                    -----------

COMMITMENTS                                                                  --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; 10,000,000 shares
authorized; no shares issued                                                 --
Common stock, par value $.001; 40,000,000 shares
authorized; 13,342,994 shares issued and outstanding                     13,344
Additional paid-in capital                                            7,121,385
Deficit accumulated in development stage                             (3,565,376)
                                                                    -----------
Total stockholders' equity                                            3,569,353
                                                                    -----------

Total liabilities and stockholders' equity                          $ 3,624,248
                                                                    ===========


The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                       Years Ended December 31,      Period from
                                                    ---------------------------   August 14, 1997 to
                                                        2001            2000      December 31, 2001
                                                    ------------    ------------  -----------------
SALES                                               $    121,656    $     80,184    $    578,961

COST OF SALES                                             61,536          39,353         201,736
                                                    ------------    ------------    ------------

Gross profit                                              60,120          40,831         377,225
                                                    ------------    ------------    ------------

OPERATING EXPENSES
Selling, general, and administrative expenses            707,829       1,050,852       3,324,182
Amortization                                             162,333         162,348         520,496
Depreciation                                              16,169          19,667          45,751
                                                    ------------    ------------    ------------
Total operating expenses                                 886,331       1,232,867       3,890,429
                                                    ------------    ------------    ------------

Net loss from operations                                (826,211)     (1,192,036)     (3,513,204)

OTHER INCOME (EXPENSE)
Interest income                                           13,558          30,053          57,887
Interest expense                                          (2,629)         (7,704)        (13,478)
Loss on sale of assets                                    (4,723)         (8,477)        (13,200)
Miscellaneous                                             27,469           2,514          36,213
                                                    ------------    ------------    ------------
                                                          33,675          16,386          67,422
                                                    ------------    ------------    ------------

Net loss before income tax                              (792,536)     (1,175,650)     (3,445,782)

INCOME TAXES                                                  --              --              --
                                                    ------------    ------------    ------------

Net loss before cumulative effect of the
change in accounting principle                          (792,536)     (1,175,650)     (3,445,782)

Cumulative effect on prior years of change in
accounting principle, net of tax                              --              --        (119,594)
                                                    ------------    ------------    ------------
NET LOSS                                            $   (792,536)   $ (1,175,650)   $ (3,565,376)
                                                    ============    ============    ============

NET LOSS PER SHARE before cumulative
effect of the change in accounting principle        $      (0.06)   $      (0.10)   $      (0.39)

Cumulative effect on prior years of the change in
accounting principle                                          --              --           (0.01)
                                                    ------------    ------------    ------------
NET LOSS PER SHARE                                  $      (0.06)   $      (0.10)   $      (0.40)
                                                    ============    ============    ============

WEIGHTED AVERAGE SHARES                               12,757,422      11,728,336       8,789,781
                                                    ============    ============    ============


The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                         (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period From August 14, 1997 to December 31, 2001

                                                                                                     Deficit
                                                                                                   Accumulated
                                                            Common Stock                               in
                                                      -----------------------       Additional     Development
                                                         Shares        Amount     Paid-in Capital     Stage          Total
                                                      -----------    -----------  ---------------  ------------   -----------
Balances, August 14, 1997 (Inception)                          --    $        --    $        --    $        --    $        --

Issued for cash ($.46 per share)                          100,000          1,000         45,000             --         46,000
Net earnings                                                   --             --             --         40,762         40,762
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1997                               100,000          1,000         45,000         40,762         86,762

Adjustment for 33.6-for-1 stock split                   3,260,000          2,360         (2,360)            --             --
Sale of 500,000 shares ($.20 per share)                   500,000            500         99,500             --        100,000
Sale of 1,000,000 shares ($.29 per share)               1,000,000          1,000        289,000             --        290,000
Summit Environmental Corporation, Inc.
  merger 750,000 shares (.001 per share)                  750,000            750           (750)            --             --
Sale of 250,000 shares ($.60 per share)                   250,000            250        149,750             --        150,000
Sale of 384,840 shares ($2.50 per share)                  384,840            385        961,715             --        962,100
122,000 shares issued for services ($.14 per share)       122,000            122         17,372             --         17,494
750,000 shares issued for patent ($2.50 per share)        750,000            750      1,874,250             --      1,875,000
Sale of 289,854 shares ($2.49 per share)                  289,854            289        721,346             --        721,635
Net loss                                                       --             --             --       (646,678)      (646,678)
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1998                             7,406,694          7,406      4,154,823       (605,916)     3,556,313

Sale of 123,000 shares ($2.50 per share)                  123,000            123        307,377             --        307,500
Sale of 1,704,000 shares ($.50 per share)               1,704,000          1,704        850,296             --        852,000
Return of 10,000 shares ($2.50 per share)                 (10,000)           (10)       (24,990)            --        (25,000)
Conversion of long-term debt to 260,000
  shares ($0.50 per share)                                260,000            260        129,740             --        130,000
Correction of shares outstanding                           (1,200)            --             --             --             --
Issuance of 875,000 shares ($.40 per share) as
   satisfaction for related party note payable            875,000            875        349,125             --        350,000
Net loss                                                       --             --             --       (991,274)      (991,274)
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1999                            10,357,494         10,358      5,766,371     (1,597,190)     4,179,539

Sale of 1,533,000 shares ($.50 per share)               1,533,000          1,533        764,967             --        766,500
Issuance of 140,000 shares upon exercise
  of stock options ($.40 per share)                       140,000            140         55,860             --         56,000
62,500 shares issued for services ($.80 per share)         62,500             63         49,937                        50,000
Net loss                                                       --             --             --     (1,175,650)    (1,175,650)
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2000                            12,092,994         12,094      6,637,135     (2,772,840)     3,876,389

Sale of 320,000 shares ($.50 per share)                   320,000            320        159,680             --        160,000
Issuance of 930,000 shares upon exercise
  of stock options ($.35 per share)                       930,000            930        324,570             --        325,500
Net loss                                                       --             --             --       (792,536)      (792,536)
                                                      -----------    -----------    -----------    -----------    -----------

Balances, December 31, 2001                            13,342,994    $    13,344    $ 7,121,385    $(3,565,376)   $ 3,569,353
                                                      ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31,     Period from
                                                       -------------------------- August 14, 1997 to
                                                          2001           2000     December 31, 2001
                                                       -----------    ----------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $  (792,536)   $(1,175,650)   $(3,565,376)
  Adjustments to reconcile net loss to cash
  used in operating activities
  Amortization                                                162,333        162,348        520,496
  Bad debt expense                                                 --          3,983         48,435
  Cumulative effect of change in accounting principle              --             --        119,594
  Depreciation                                                 16,169         19,667         45,751
  Gain (loss) on sale of assets                                (5,724)         8,477          2,753
  Common stock issued for services                                 --         50,000         67,494
  Change in operating assets and liabilities:
    Accounts receivable                                       (84,499)        28,245       (222,126)
    Inventories                                                26,213        (66,673)      (769,644)
    Prepaid expenses                                              620        (14,686)      (517,238)
    Accounts payable                                          (25,197)        47,785         33,989
    Accrued liabilities                                        (2,522)         6,711         20,906
                                                          -----------    -----------    -----------
      Net cash used in operating activities                  (705,143)      (929,793)    (4,214,966)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                        (4,465)       (41,720)       (71,911)
  Proceeds from sale of equipment                              47,440                        47,440
  Organization costs                                               --             --       (129,291)
  Acquisition of patent                                       (25,000)                      (25,000)
  Acquisition of licenses                                          --             --        (60,000)
                                                          -----------    -----------    -----------
    Net cash provided by (used in) investing activities        17,975        (41,720)      (238,762)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                    --             --          6,554
  Loan principal repayments                                   (48,739)        (8,366)       (66,990)
  Loan principal repayments - related party                    15,735             --       (134,265)
  Proceeds from sale of stock                                 485,500        822,500      4,842,235
                                                          -----------    -----------    -----------
    Net cash provided by financing activities                 452,496        814,134      4,647,534
                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                              (234,672)      (157,379)       193,806

Cash - Beginning of period                                    428,478        585,857             --
                                                          -----------    -----------    -----------

Cash - End of period                                      $   193,806    $   428,478    $   193,806
                                                          ===========    ===========    ===========

SUPPLEMENTAL INFORMATION
  Cash paid for interest                                  $     2,629    $     7,704    $    14,201
  Cash paid for income taxes                                       --             --          7,252
  Issuance of common stock for patent                              --             --      1,875,000
  Issuance of note payable for patent                              --             --        500,000
  Issuance of notes payable to purchase equipment                  --         50,795        102,561
  Conversion of notes payable to common stock                      --             --        350,000
  Conversion of long-term debt to common stock                     --             --        130,000
  Conversion of accounts receivable to note receivable             --         36,231         36,231


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

       The Company markets fire suppression materials environmentally safe cleaning chemicals and natural, botanical cosmetic products. The products are proprietary or are under exclusive license. Marketing efforts include "infomercials" and other television and radio promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

       During 2001, the Company began sales of a color cosmetic line to compliment the already developed skin care cosmetic line, Pannache. This product line is environmentally friendly and made with premium botanical and natural essential oils and vitamins.

       Recent Accounting Pronouncements

       The Financial Accounting Standards Board has released FAS 141, "Business Combinations," FAS 142, "Goodwill and Other Intangible Assets," FAS 143, "Accounting for Asset Retirement Obligations," and FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

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

       Inventory

       Inventory, which consists of products held for resale, is recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2001, fire suppression inventory was $707,353 and Pannache inventory was $62,291.

       Intangible Assets

       Patents and licenses are recorded at cost. Amortization is computed on the straight-line method over fifteen years.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


       SIGNIFICANT ACCOUNTING POLICIES (continued)

       Income Taxes

       The Company provides for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

       The estimated service lives used in determining depreciation and amortization are:

              Description                               Estimated Service Life
              -----------                               ----------------------
              Automobiles                                       5 years
              Office furniture and equipment                  5 - 7 years
              Leasehold improvements                            4 years

       Advertising and Marketing

       Advertising and marketing costs are expensed as incurred, which totaled $46,489 and $254,937 for 2001 and 2000, respectively.

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       Per Share Information

       Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. Only basic earnings per share are shown, as there are no dilutive items.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


1.     PATENT

       On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $500,000 and 875,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc.

2.     LICENSES

       Licenses for exclusive marketing rights to various products have been acquired for fees totaling $60,000 from a related party. The Company is the manufacturer/supplier of the products.

3.     LEASES

       The Company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2001. Rent expense for all operating leases was approximately $55,400 and $61,300 for 2001 and 2000, respectively.

       At December 31, 2001, approximate rental commitments under all noncancellable leases having terms in excess of one year are as follows:

              Years Ending
              December 31,
              ------------
                  2002                                            34,624
                  2003                                            12,082
                  2004                                             6,493
                  2005                                             2,500
                  2006                                             2,500
                                                                 -------
              Total minimum lease payments                       $58,199
                                                                 =======

4.     COMMON STOCK

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

       The following schedule summarizes the changes in the Plan for the three years ended December 31, 2001:

                                                               Option Price
                                                          ------------------------
                                                Number of            Total Option
                                                 Shares   Per Share     Price
                                                --------- --------- -------------
Outstanding at December 31, 1998                      --    $  --     $     --
For the year ended December 31,1999:
    Granted                                      350,000     1.00      350,000
    Exercised                                         --       --           --
                                                --------    -----     --------

Outstanding at December 31, 1999                 350,000    $1.00     $350,000

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


4.       COMMON STOCK (Continued)

                                                                      Option Price
                                                                 -----------------------
                                                       Number of           Total Option
                                                         Shares  Per Share    Price
                                                       --------- --------- -------------
              For the year ended December 31, 2000:
                  Granted                                    --       --           --
                  Exercised                                  --       --           --
                  Expired                               (85,000)   (1.00)     (85,000)
                                                        -------    -----    ---------
              Outstanding at December 31, 2000          265,000    $1.00    $ 265,000
              (127,500 exercisable)

              For the year ended December 31, 2001:
                  Granted                                    --       --           --
                  Exercised                                  --       --           --
                  Expired                                66,250    (1.00)     (66,250)
                                                        -------    -----    ---------
              Outstanding at December 31, 2001          198,750    $1.00    $ 198,750
              (95,000 exercisable)                      =======    =====    =========

       Warrants

       During 2001 and 2000, the Company issued warrants to acquire 160,000 and 766,500 shares, respectively, for $1.00 per share through June 30, 2002 in connection with a private placement.

       Stock Options

       In compliance with Statement of Financial Accounting Standards No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                    2001                       2000
                          ------------------------   -----------------------
                          As Reported   Pro forma    As Reported   Pro forma
                          ------------ -----------   -----------  ----------
Net loss                   $ 791,567    $ 798,680    $1,175,647   $1,198,942
Loss per share             $    (.06)   $    (.09)   $     (.10)  $     (.10)

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

5.     RELATED PARTY TRANSACTIONS

       The following transactions occurred between the Company and related parties:

       The Company and another business with common shareholders share office space and the related expenses.

       Sales totaling $29,311 and $6,003 were made to related parties in 2001 and 2000, respectively.

       At December 31, 2001 and 2000 accounts receivables from related parties totaled $33,860 and $11,850 and notes receivables from related parties totaled $20,496 and $36,231, respectively.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


5.     RELATED PARTY TRANSACTIONS (Continued)

       The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $496,505 and $499,000 as of December 31, 2001 and 2000, respectively.

       During 1998, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $60,000 for such costs.

6.     CONCENTRATIONS

       Approximately 46% and 63% of sales were made to three customers in 2001 and 2000, respectively. The three customers were different for each of the two years. Accounts receivable from those three customers were $34,437 and 1,920 at December 31, 2001 and 2000, respectively.

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

       The deferred tax assets (liabilities) include the following components:

                                                2001          2000
                                            -----------    -----------
Deferred tax assets:
Current                                     $    14,960    $    14,960
Noncurrent                                    1,208,039        939,073
Valuation allowance                          (1,220,374)      (949,198)
                                            -----------    -----------
  Deferred tax assets, net                        2,625          2,583
                                            -----------    -----------

Deferred tax liabilities:
Current                                              --             --
Noncurrent                                        2,625          2,583
                                            -----------    -----------
  Deferred tax liabilities, net                   2,625          2,583
                                            -----------    -----------
                                            $        --    $        --
                                            ===========    ===========

       The valuation allowance was established to reduce the deferred tax asset for the amounts that will more likely than not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforward. The valuation allowance increased $271,176 and $406,432 in 2001 and 2000, respectively. The Company has a net operating loss carryforward of approximately $3,506,000 of which $605,000 expires in 2018, $882,000 expires in 2019, $1,203,000 expires in 2020 and $816,000 expires in 2021.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


8.       SUBSEQUENT EVENT (UNAUDITED)

       In January 2002, Summit entered into a joint venture agreement with Earth Safe Technology, Inc. to market products manufactured by Summit in Mexico.

       In February 2002, Summit entered into a distribution agreement with Tianyang Group for the sale of products manufactured by Summit. These products are to be sold to Tianyang for production and resale in The Peoples Republic of China.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                                    OFFICE HELD                   TERM OF
           NAME                              OFFICE                   SINCE                        OFFICE
           ----                              ------                 -----------                   -------
B. Keith Parker, 53                 Chief Executive Officer and        1997                         4-02
                                    Director

Chris Dellinges, 52                 Chief Financial Officer            2001                         4-02

Paula Parker, 48                    Vice President, Secretary          1997                         4-02
                                    And Director

Dean Haws, 32                       Director                           1997                         4-02

John Brooks, 54                     Director                           1999                         4-02

James J. Roach, 54                  Director                           1997                         4-02

Thomas J. Kenan, 70                 Director                           1997                         4-02

Mohsen Amiran, 52                   Director                           1999                         4-02

Wilton Dennis Stripling, 60         Director                           2000                         4-02

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

CHRIS DELLINGES, CFO

         Mr. Dellinges graduated from the College of the Southwest and attended Texas Wesleyan University School of Law. He has been a CPA since 1977 and has particular expertise in complex tax matters, audits, appeals, tax court issues, Internal Revenue Service installment agreements and offers in compromise, bankruptcy, reorganization, business management and turnaround, divorce litigation, tax and business fraud, oil and gas, partnership, corporation, and individual taxation.

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

THOMAS J. KENAN, DIRECTOR

         Mr. Kenan has practiced securities and corporation law in Oklahoma City, Oklahoma for the last 36 years. He is presently affiliated with Fuller, Tubb, Pomeroy & Stokes in an "of counsel" capacity.

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

         Soon after, the Islamic revolution took place and a new government took over. For a two-month period, Dr. Amiran lived a life of torment and feared for his life. The new regime destroyed the laboratory, burned his equipment and destroyed all his research. Eventually, Ayatollah Khameni, the new leader, stepped in and asked Dr. Amiran to become an advisor and help industry and the military to get back on their feet. After a short time, Dr. Amiran managed to escape with his wife and son to London. The news that one of Irans leading minds had defected caused much turmoil in Iran. Fearing that Dr. Amiran was working with the CIA, his possessions were seized and family members tormented, tortured or killed. He came to the United States and became a professor at Northwestern University. He later founded BioGenesis, where he again began working on his environment-saving fire suppressants and cleaning agents.

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

         Pursuant to the Corporation's 1998 Stock Option Plan, on September 21, 1999, the officers issued options to purchase shares of Common Stock of the Corporation at $1.00 a share to the following persons in the amounts and subject to the vesting conditions set forth opposite their names:

                                                 Incentive Stock           Non-Qualified Stock
       Grantee               Position                Options                    Options                 Service Date
       -------               --------            ---------------           --------------------         ------------
Jennifer Woolbert (2)        Employee                10,000                                               08-14-97
Nicole Parker (2)            Employee                10,000                                               01-04-99
Ann Graff (2)                Employee                10,000                                               05-12-98
Laurie Grigsby (2)           Employee                10,000                                               07-10-98
Val Allen (2)                Employee                10,000                                               06-01-99
Dean Haws (1)                Director                                           40,000
Jim Roach (1)                Director                                           40,000
Thomas J. Kenan (1)          Director                                           40,000
Chuck Wilde (1)              Director                                           40,000
John Brooks (1)              Director                                           40,000
Mohsen Amiran (1)            Consultant                                         25,000
Tom Rouse (1)                Consultant                                         25,000

(1) 25% vests the day granted. 25% vests on each of 1-1-2000, 1-1-2001, and 1-1-2002 if the grantee is still an officer or director of the company.

(2) 25% vests on the first, second, third and fourth anniversaries of the date of initial employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows information as of December 31, 2001 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

                                              NO. OF         % OF
         SUMMIT ENVIRONMENTAL CORP.           SHARES         CLASS
         --------------------------           ------         -----
         B. Keith Parker                    2,234,805(1)      16.1
         521 Delia
         Longview, TX 75601

         Paula Parker                         446,000(2)       3.2
         521 Delia
         Longview, TX 75601

         Moonlighting Distribution            350,000(3)       2.5
         Corporation
         521 Delia
         Longview, TX 75601

         Dean Haws                            250,000          1.8
         P. O. Box 1071
         Gilmer, TX 75644

         John Brooks                           35,000            *
         11817 Westar Lane
         Burlington, WA 98233

         James J. Roach                        30,000            *
         1255 Middlebury Road
         Middlebury, CT 06762

         Thomas J. Kenan                      190,620(4)       1.4
         212 NW 18th Street
         Oklahoma City, OK 73103

         BioGenesis Enterprises, Inc.      1, 075,000(5)       7.7
         7420 Alban Station, Ste. B-208
         Springfield, VA 22150

         Mohsen Amiran                     1, 275,700(5)       9.2
         7420 Alban Station, Ste. B-208
         Springfield, VA 22150

         Wilton Dennis Stripling              900,000          6.5
         5230 Walnut Hill Lane, Ste. 306
         Dallas, TX 75231

         Officers and Directors             4,916,125         35.4
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Summit Technologies, prior to its merger with our company, paid $30,000 to Moonlighting Distribution Corporation for the exclusive license to distribute products manufactured by Moonlighting Distribution Corporation - STRESSEX(TM), PANNACHE(TM), and TRIM-AWAY(TM). B. Keith Parker and his spouse, Paula Parker, who were officers and directors of Summit Technologies, own 52.5 percent of the capital stock of Moonlighting. Summit Environmental will pay royalties to Moonlighting for the exclusive licensing rights to the products from Moonlighting.

         Summit Technologies' and, now, our company's distribution rights to BioGenesis's fire suppression products were acquired not from BioGenesis, but, rather, from Moonlighting Distribution Corporation, which had acquired these rights before Summit Technologies was formed. In exchange for the transfer of these rights to Summit Technologies, it issued 350,000 shares of its common stock to Moonlighting Distribution Corporation, paid $10,000 to Moonlighting, and will pay to Moonlighting a royalty of $0.50 for each 16-ounce can of FIREPOWER 911(TM), $0.35 for each 1-liter can of FIREPOWER 911(TM), and $0.50 for each gallon of FLAMEOUT(R).

         On November 2, 1998, BioGenesis assigned to Summit Technologies all patents and intellectual property rights associated with the fire suppressant products. Because of our merger with Summit Technologies, these rights are now owned by our company. The obligation to pay licensing fees to BioGenesis merged with the acquisition of the patent rights and, accordingly, was extinguished. The obligation to pay the above-described annual royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting.

         PARENTS OF THE COMPANY

         Moonlighting Distribution Corporation ("Moonlighting") is affiliated with the company through the common control of it and our company by B. Keith Parker and Paula Parker, husband and wife, who are directors of each corporation, own 52.5 percent of the capital stock of Moonlighting (which itself owns 2.9 percent of the capital stock of the company) and own of record 19.4 percent of the capital stock of the company.

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

                                        SUMMIT ENVIRONMENTAL CORPORATION, INC.



Date:  April 11, 2002                   By /s/ B. Keith Parker
                                        ----------------------------------------
                                        B. Keith Parker, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 11, 2002                   By
                                        ----------------------------------------
                                        Chris Dellinges, Chief Financial Officer



Date:  April 11, 2002                   By /s/ B. Keith Parker
                                        ----------------------------------------
                                        B. Keith Parker, Chief Executive Officer
                                        and Director



Date:  April 11, 2002                   By /s/ Paula Parker
                                        ----------------------------------------
                                        Paula Parker, Director



Date:  April 11, 2002                   By /s/ Dean Haws
                                        ----------------------------------------
                                        Dean Haws, Director



Date:  April 11, 2002                   By /s/ Thomas J. Kenan
                                        ----------------------------------------
                                        Thomas J. Kenan, Director



Date:  April 11, 2002                   By /s/ James J. Roach
                                        ----------------------------------------
                                        James J. Roach, Director

Date:  April 11, 2002                   By /s/ John Brooks
                                        ----------------------------------------
                                        John Brooks, Director



Date:  April 11, 2002                   By /s/ Mohsen Amiran
                                        ----------------------------------------
                                        Mohsen Amiran, Director



Date:  April 11, 2002                   By /s/ Wilton Dennis Stripling
                                        ----------------------------------------
                                        Wilton Dennis Stripling, Director