Form 10QSB
period 2002-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2002-05-20
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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


                              133 East Tyler Street
                               Longview, TX 75601
                                  800-522-7841
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                                521 Delia Street
                               Longview, TX 75601
                                  800-522-7841
              ----------------------------------------------------
             (Former name or address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 6, 2002, there were 13,882,994 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                             March 31, 2002 (Unaudited)        December 31, 2001 (Audited)
                                                             --------------------------        ---------------------------
                                   ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                        $    151,737                      $    193,806
  Accounts Receivable, Less Allowance of $44,000                        152,139                           137,460
  Note Receivable - related party                                        20,496                            20,496
  Inventory                                                             772,373                           769,644
  Prepaid Insurance                                                       4,183                             4,183
                                                                   ------------                      ------------
    Total Current Assets                                              1,100,928                         1,125,589
                                                                   ------------                      ------------

PROPERTY AND EQUIPMENT AT COST
  Property and Equipment                                                 57,832                            57,185
  Accumulated Depreciation and Amortization                             (23,587)                          (20,782)
                                                                   ------------                      ------------
    Net Property and Equipment                                           34,245                            36,403
                                                                   ------------                      ------------

OTHER ASSETS
  Prepaid Royalties                                                     711,505                           511,505
  Deposits                                                                1,550                             1,550
  Patents and Licenses                                                2,822,667                         2,297,667
  Less:  Accumulated Amortization                                      (389,319)                         (348,466)
                                                                   ------------                      ------------
    Total Other Assets                                                3,146,403                         2,462,256
                                                                   ------------                      ------------

TOTAL ASSETS                                                       $  4,281,576                      $  3,624,248
                                                                   ============                      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                 $    544,766                      $     33,989
  Accrued Payroll                                                        20,093                            20,906
                                                                   ------------                      ------------
    Total Current Liabilities                                           564,859                            54,895
                                                                   ------------                      ------------


STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.001; 10,000,000
    shares authorized, no shares issued                                      --                                --
  Common Stock, par value $.001; 40,000,000
    shares authorized, 13,872,994 & 13,342,994
    shares issued and outstanding respectively                           13,874                            13,344
  Common Stock Subscribed                                                   140                                --
  Additional Paid in Capital                                          7,430,715                         7,121,385
  Deficit Accumulated in Development Stage                           (3,728,012)                       (3,565,376)
                                                                   ------------                      ------------
    Total Stockholders' Equity                                        3,716,717                         3,569,353
                                                                   ------------                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  4,281,576                      $  3,624,248
                                                                   ============                      ============

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31                     PERIOD FROM
                                                      ------------------------------      AUGUST 31, 1997 TO
                                                          2002              2001            MARCH 31, 2002
                                                      ------------      ------------      ------------------
SALES                                                 $     41,649      $     42,982      $          620,610

COST OF SALES                                                5,308            35,070                 207,044
                                                      ------------      ------------      ------------------

GROSS PROFIT                                                36,341             7,912                 413,566
                                                      ------------      ------------      ------------------

OPERATION EXPENSES
  Selling, general, and administrative expenses            160,498           226,239               3,484,680
  Amortization                                              40,853            40,587                 561,349
  Depreciation                                               2,805             5,124                  48,556
                                                      ------------      ------------      ------------------
    Total operating expense                                204,156           271,950               4,094,585
                                                      ------------      ------------      ------------------

NET EARNINGS (LOSS) FROM OPERATIONS                       (167,815)         (264,038)             (3,681,019)


OTHER INCOME
  Interest income                                              863             5,572                  58,750
  Interest expense                                              (7)             (928)                (13,485)
  Royalty income                                             4,323                --                   4,323
  Gain/Loss on Sale of Asset                                    --                --                 (13,200)
  Miscellaneous                                                 --                --                  36,213
                                                      ------------      ------------      ------------------
    Total other income (expense)                             5,179             4,644                  72,601
                                                      ------------      ------------      ------------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                            (162,636)         (259,394)             (3,608,418)
                                                      ------------      ------------      ------------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                             --                --                (119,594)
                                                      ------------      ------------      ------------------

NET LOSS                                              $   (162,636)     $   (259,394)     $       (3,728,012)
                                                      ============      ============      ==================

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE          $      (0.01)     $      (0.02)     $            (0.40)
                                                      ------------      ------------      ------------------

Cumulative effect on prior years of the change in
accounting principle                                            --                --                   (0.01)

NET EARNINGS (LOSS) PER SHARE                         $      (0.01)     $      (0.02)     $            (0.41)
                                                      ============      ============      ==================

WEIGHTED AVERAGE SHARES                                 13,520,772        12,165,216               9,044,287

               SUMMIT ENVIRONMENTAL CORPORATION, INC.
                    (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31                    PERIOD FROM
                                                                 ------------------------------      AUGUST 31, 1997 TO
                                                                     2002             2001             MARCH 31, 2002
                                                                 ------------      ------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $   (162,636)     $   (259,394)     $       (3,728,012)
  Adjustments to reconcile net earnings (loss) to cash
  used in operating activities
    Amortization                                                       40,853            40,587                 561,349
    Bad debt expense                                                       --                --                  48,435
    Cumulative effect of change in accounting principle                    --                --                 119,594
    Depreciation                                                        2,805             5,124                  48,556
    Gain (loss) on sale of assets                                          --                --                   2,753
    Common stock issued for services                                       --                --                  67,494
    Change in assets and liabilities
      Accounts receivable                                             (14,679)          (26,046)               (236,805)
      Note receivable                                                      --             9,299                      --
      Inventory                                                        (2,729)           45,763                (772,373)
      Prepaid expenses                                                     --               520                (517,238)
      Accounts payable                                                 10,777           (28,157)                 44,766
      Accrued liabilities                                                (813)           (3,419)                 20,093
                                                                 ------------      ------------      ------------------
        Net cash used in operating activities                        (126,422)         (215,723)             (4,341,388)
                                                                 ------------      ------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                  (647)           (1,962)                (72,558)
  Organization costs                                                       --                --                (129,291)
  Acquisition of licenses/patents                                          --                --                 (85,000)
  Proceeds on sale of equipment                                            --                --                  47,440
                                                                 ------------      ------------      ------------------
        Net cash used in investing activities                            (647)           (1,962)               (239,409)
                                                                 ------------      ------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                            --                --                   6,554
  Loan principal repayments                                                --            (1,003)                (66,990)
  Loan principal repayments - related party                                --                --                (134,265)
  Proceeds from sale of stock                                          85,000           100,000               4,927,235
                                                                 ------------      ------------      ------------------
        Net cash provided by financing activities                      85,000            98,997               4,732,534
                                                                 ------------      ------------      ------------------

NET INCREASE (DECREASE) IN CASH                                       (42,069)         (118,688)                151,737

Cash - Beginning of Period                                            193,806           428,478                      --
                                                                 ------------      ------------      ------------------

Cash - End of Period                                             $    151,737      $    309,790      $          151,737
                                                                 ============      ============      ==================

SUPPLEMENTAL CASH FLOW INFORMATION
  Noncash investing and financing activities
    Issuance of 500,000 shares of common stock at
    $0.45 per share and $500,000 in accounts payable
    in exchange for patent rights and prepaid royalties          $    775,000      $         --      $          775,000

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc. (the "company"), at December 31, 2001 has been taken from the company's audited financial statements at that date. The balance sheet at March 31, 2002, the statement of operations for the three months ended March 31, 2002 and the three months ended March 31, 2001 and the period from August 31, 1997, to March 31, 2002, and the statement of cash flows for the three months ended March 31, 2002 and the three months ended March 31, 2001 and the period from August 31, 1997 to March 31, 2002 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

         The estimated service lives used in determining depreciation and amortization are:

                  Description                           Estimated Service Life
                  -----------                           ----------------------
                  Automobiles                                        5 years
                  Office furniture and equipment                     5-7 years
                  Leasehold improvements                             4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $7,814 and $23,136 for the first quarters of 2002 and 2001, respectively.

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

         On October 11, 2001, Summit and Lady Burd Exclusive Private Label Cosmetics entered into a Letter of Intent for the purchase by Summit from Lady Burd of the patent and intellectual property rights for the formulas to "Indelible Lips or Luscious Lips". The agreement calls for incremental payments totaling $350,000 plus 500,000 shares of stock in SEVT. A continuing royalty of $0.30 per tube is payable to Lady Burd. An advanced royalty of $200,000 will also be paid. An offset to the $0.30 royalty will occur causing $0.15 to be paid to Lady Burd until Summit has recovered the advanced royalty. The agreement went into effect on February 27, 2002.

3.       LICENSES

         Licenses for exclusive marketing rights to various products have been acquired for fees totaling $60,000 from a related party. The company is the manufacturer/supplier of the products.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


4.     LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $9,122 and $8,872 for the first quarters of 2002 and 2001, respectively.

5.       COMMON STOCK

         Private Placement

         During the fourth quarter of 2001, the board approved a private placement offering for 2,000,000 shares of common stock at $0.50 per share. 70,000 of these shares were issued during the fourth quarter. During first quarter 2002, 170,000 shares were sold.

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

         Warrants

         During the fourth quarter of 2001, the company issued warrants to acquire 35,000 shares of common stock at $1.00 per share, exercisable through April 29, 2005 in conjunction with the above mentioned private placement. During first quarter 2002, warrants issued in conjunction with the private placement were for 85,000 shares.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the company and related parties:

         The company and another business with common shareholders share office space and the related expenses.

         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2,

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $511,505 as of both December 31, 2001 and March 31, 2002.

7.       CONCENTRATIONS

         Approximately 61 percent of the sales in the first quarter of 2002 were made to four customers and 83 percent of the sales in the first quarter of 2001 were made to two different customers.

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

9.       AGREEMENTS

         In January 2002, Summit entered into a joint venture agreement with Earth Safe Technology, Inc. to market products manufactured for Summit by BioGenesis pursuant to Summit's patent ownership in Mexico.

         In February 2002, Summit entered into a distribution agreement with Tianyang Group for the sale of products manufactured by Summit. These products are to be sold to Tianyang for production and resale in the Peoples Republic of China


         On February 6, 2002, Summit executed a Distribution Agreement with 614575 Alberta Limited of Calgary, Alberta, Canada. Alberta Limited manufactures a series of home fire extinguishing systems which feature FlameOut(R) as part of each system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

 RESULTS OF OPERATIONS - FIRST QUARTER OF 2002 COMPARED TO FIRST QUARTER OF 2001

       Summit Environmental's gross receipts for Q1 2002 were $45,972 ($41,649 sales and $4,323 royalties) compared to $42,982 in Q1 2001. The gross margin for sales in Q1 2002 was 87% compared to 18.4% for Q1 2001. There is no cost of sales applied to the royalties.

       Operating expenses decreased 25% for Q1 2002 compared to Q1 2001. Operating expenses decreased by $67,794 from $271,950 in Q1 2001 to $204,156 in Q1 2002.

       Amortization and depreciation were $43,658 in Q1 2002 and $45,711 in Q1 2001.

       Summit had a net loss from operations of $167,815 in Q1 2002, down from the net loss of $264,038 in Q1 2001.

       Management attributes these decreases to the following:

                  Marketing expense from $23,136 to $6,814
                  Officer compensation from $46,258 to $30,462
                  Travel and entertainment from $10,727 to $8,600
                  Office and Warehouse Rent from $8,872 to $7,232
                  Depreciation from $5,124 to $2,805
                  Office expenses from $7,299 to $5,513
                  Office Salaries from $25,836 to $19,860
                  Audit fees from $16,565 to $8,964
                  Set-up costs from $7,939 to $1,478

         OVERVIEW

         Last year, we finalized some of the distribution agreements and product certifications, in conjunction with our vision to market our products through strategic alliances. Of special note, agreements were executed for Mexico, China, Scandinavia and Canada.

         In Mexico, a joint venture agreement between Summit and Earth Safe Technologies will sell FLAMEOUT(R) and several of our remediation products. The primary customer for the joint venture will be Pemex, the national oil company of Mexico. FLAMEOUT(R) was approved by Pemex as an acceptable replacement for 3M's AFFF. Numerous contaminated sites from oil field production will become projects for water and soil remediations.

         In China, the Tianfa Corporation and the Tianyang Group became the master distributor for FLAMEOUT(R). The company agreed to assist and advise in the manufacturing of aerosol cans utilizing FLAMEOUT(R), producing a product similar to FIREPOWER 911(TM). We will receive a royalty from the wholesale sale of each can produced.

         In Scandinavia, Tecno Supplies began selling FIREPOWER 911(TM) in February 2001. FLAMEOUT(R) was utilized in initial tests with the Norwegian Air Force and Exxon of Norway for the purpose of replacing 3M's AFFF.

         In Canada, Summit and 614575 Alberta Limited executed an agreement allowing the selling of FLAMEOUT(R) for resale in portable and mobile fire extinguishing systems for home and property respectively. We granted to 614575 Alberta Limited the exclusive right to FLAMEOUT(R) for systems as manufactured by 614575 Alberta Limited. For the granting of the exclusivity, we receive a royalty from each unit sold.

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

         We set out to place FIREPOWER 911(TM) into a retail environment where pricing was not an issue to iTs success. When initial sales were made to grocery supply companies, grocery stores and convenience stores, there was no effective marketing/merchandising follow-up network in place to facilitate the in-store service requirement held by the large store chains across the country. The existing agreement with Convenience Service Group did not meet the criteria and was terminated in order that we could take a new direction with FIREPOWER 911(TM).

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. In February 2002 Lowe's Home Improvement Centers scheduled FIREPOWER 911(TM) for an in and out sale scheduled for October 2002.Approximately (150-200) selected Lowe's locations are scheduled to conduct this test market in conjunction with the National Fire Prevention Month.

         Last year, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. 5,000 cans were sold to the public by the local fire departments in Chile. Summit and Marketing Perspectives Incorporated ("MPI") satisfied the label requirements and insurance requests for completed product liability coverage. The second order was anticipated as early as August 2001, according to information supplied to us by MPI. The FIREPOWER 911(TM) approval was delayed. However, in December 2001, the anticipated approval was received. MPI provided to us in January 2002 the official Chilean government approval for FIREPOWER 911(TM) for both Class A and B fires. These tests were conducted at the University of Chile. The approval certificates can be seen on our website. The first use of "FIREPOWER LIQUIDO 911(TM)" will be for the federal police (Carabineros) as part of their equipment belt as a tool for riot control due to such occurrences as fire bombs being thrown into crowds at large public events such as soccer matches.

         In March 2002, we met with Reliant Interactive Media Group for the purpose of taking three to four of our products on QVC and Home Shopping Network International. Reliant is in the process of merging with Thane Distribution Group. Therefore, our agreements have been executed with Thane. Of special note, Reliant founders Kevin and Tim Harrington are noted developers of infomercials and direct response television. They represent such notables as Bruce Jenner, Kathy Smith and Tony Little. The companies have agreed to place our products in the shopping channel venues of QVC and develop 30 minute infomercials for these products. One such product is FIREPOWER 911(TM).

         One week before meeting with Reliant, we met with QVC at its headquarters in Pennsylvania. FIREPOWER 911(TM) was approved for programming. We are in the process of satisfying the Quality Assurance requirements with QVC. The anticipated start date of April 2002 was delayed due to the new FIREPOWER 911(TM) can which will be a second generation product. The new FIREPOWER 911(TM) is due out in July.

         In November 2001, we executed a distributorship agreement with a direct sales company, Lighthouse America. Lighthouse, dba Teamfire, previously sold a non-rated fire extinguishing product as a fire extinguisher. This resulted in regulatory enforcement action which halted Lighthouse's activity. When FIREPOWER 911(TM) was discovered by Lighthouse, an agreement was negotiated. FIREPOWER 911(TM) is the only rated and validated fire extinguisher in an aerosol can in the marketplace. Teamfire began introducing FIREPOWER 911(TM) to its base of 7000 dealers. We also receive a royalty on the sale of all FIREPOWER 911(TM) sold by Teamfire. Second and third orders were received by us during the first quarter 2002. Receivable royalties were also paid.

         Our strategic alliance partner, International Aero, Inc., is the world's largest reconfiguration company for commercial aircraft. Summit and International Aero have been working on the minimum performance standards requirements established by the Federal Aviation Administration. Previously, the handheld fire extinguishers onboard all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called Mission Critical that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. During 2000, the actual Gross Volume Production Tests of FLAMEOUT(R) on jet fuel and heptane were conducted. The initial performance tests were conducted at International Aero's new licensed fire testing facility, during 2001. In December 2001, the FAA and US DOT published the final draft of products approved as replacements for Halon. FLAMEOUT(R) has been placed on the list of approved replacements.

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, we are developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. Summit's intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. FLAMEOUT(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin in April 2000. The foam stability test was very successful. FLAMEOUT(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. FLAMEOUT(R) has been approved as replacements for 3M's AFFF in Poland and by Pemex in Mexico. We began tests in April with the United States Air Force for the purpose of obtaining a military specification number for military approval to replace AFFF. Due to severe environmental problems and large fires, 3M left the AFFF market in December 2001. The void created has opened a whole new field for replacement products for AFFF. Now that the toxic issues surrounding AFFF are out in the open, the non-toxic, biodegradable features of FLAMEOUT(R) are placing the product as a frontrunner for solutions all over the globe.

         Summit, BioGenesis, and International Aero have been working together for the completion of its non-toxic, biodegradable turbine cleaner for use on jet engines. In only fifteen minutes, ULTIMATE CLEAN 668(TM) can remove enough residue from jet engine blades that the next flight would experience fuel savings sufficient to pay for the expense of the cleaning. The cleaning of the engines on planes is required as regular periodic maintenance. When fuel savings are considered, this means savings for the airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). Currently used products produce a run-off residue with contamination by metal particles that find their way into the groundwater. ULTIMATE CLEAN 668(TM) has been in an arduous testing procedure and has been approved as non-corrosive regarding eight different metals. With the completion of the corrosive metals tests, actual onboard tests will begin in order for us to obtain a military specification number for ULTIMATE CLEAN 668(TM). The protocol under which ULTIMATE CLEAN 668(TM) is now being tested is for multiple applications and is expected to culminate in a military specification number. The use of this product will allow commercial airline companies to be in compliance with the newly mandated EPA Water Runoff Quality Standards. The alternatives for the airlines are very costly measures that would affect every department of their operations. Continued use of the corrosive cleaners would require the cleanings to be performed in designated cleaning areas, away from the airlines' operations.

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

          All parties concede that this testing process has been very tedious and time-consuming. The reward for us will be a head start in the market. Regardless of the unknowns with which we have dealt, we and our product have not experienced setbacks which prevent the direction of moving closer to an expected final Quality Products Listing. The lab conducting the test protocols for the MIL-PRF-85704C has notified us that ULTIMATE CLEAN 668(TM) has successfully conformed with the requirements for corrosion, crazing, painted surfaces, acrylic surfaces, and water and acid stability. The areas of complication for approval stem from the fact that ULTIMATE CLEAN 668(TM) is an aqueous based product. The test protocol, which is 50 years old, was originally designed for petrochemical products. We are still committed, as is BioGenesis, to the completion of the test protocol. The successful completion means large numbers of sales for us due to our marketing alliance with International Aero, Inc. The test to satisfy final requirements are still in process. Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Brazil and Argentina in order to obtain the appropriate approvals and ratings for sale in the Mercosur area of South America. The existing certifications on FLAMEOUT(R) have been accepted. Last year, the actual state fire department tests began taking place.

         In Brazil during fourth quarter 2001, FLAMEOUT(R) passed some very critical Class B tests. We introduced FLAMEOUT(R) into Brazil through MPI due to the elimination of the availability and sale of AFFF. This added to the length of time before final product approval but greatly increased the size of the marketplace. This will clear the way for us to begin sales through Marketing Perspectives Incorporated ("MPI"). Their distributor in Brazil has orders to be filled promptly when the certification process is completed. The approval process will also be accepted in the other Mercosur Pact countries--Argentina, Uruguay and Paraguay. Summit and MPI have entered into a Joint Venture Agreement to produce FLAMEOUT(R) in South America. In order to fill product orders for government contracts, offices, installations and airports, the product must be produced within the Mercosur. Summit and MPI are in the process of producing the first production run of FLAMEOUT(R). Tests will be conducted on the South American produced FLAMEOUT(R) in order to verify its performance against the standard already established by the completed tests of FLAMEOUT(R) shipped to Brazil in 2001.

         During the third quarter of 2000, management gave Paula Parker, Vice-President for Shareholder Relations, a directive to develop a new product line, a color cosmetic line to compliment the already developed skin care cosmetic line, Pannache. This product line is environmentally friendly and made with premium botanical and natural essential oils and vitamins.

         The idea for the star product of the color line was to develop a semi-permanent, long-wearing, no smear or stain lip color. Companies like Avon, Beauty Control, Max Factor, Revlon, Cover Girl and Maybelline have developed products they tout as long-wear, no smear; however, we believe they do not perform as advertised. Our product - Luscious Lips - will stay on 8 to 10 hours and will not come off until removed with remover. The development phase began in September 2000 with final formula approvals in June 2001. We received four of the twelve selected colors in August and began the first of two directed test markets. One market was to sell product directly to performing groups such as dance lines, dance schools, high school drill teams, cheerleaders and twirling groups. Prior to the beginning, we secured the endorsements during July for the Miss Texas and Miss Arkansas Pageants. Both Stacy James (Miss Texas 2001) and Jessie Ward (Miss Arkansas 2001) were using Luscious Lips during their state pageants when they won their respective pageants as well as the Miss America Pageant. Stacy was in the top twenty and Jessie was a top ten finalist in the Miss America Pageant.

         Pageants have been or are being held every weekend from October 1, 2001, through July, 2002. There will be over 50,000 contestants introduced to - and many using - Luscious Lips in the Arkansas pageant system. Jessie Ward's photos appear in all official company publications and web sites. The official web address is www.lusciouslips.cc and www.pannachelusciouslips.com.

         The initially established dealer network attained a closing ratio of close to 100%. When purchasing the initial inventory for a dealer, a dealer purchases at 50% off of retail and makes 100% profit on resale. Our margin is at 106%. The direct sales test market directed to drill teams and cheerleading groups produced a 100% closing ratio. Pannache became an associate member of the Texas High School Dance and Drill Teams Association, whose state convention was held in Houston, Texas, January 3-5, 2002. Over 100 high schools requested appointments for presentations for product use for the team and our concept of using Luscious Lips as its fund raising product. There are 178,000 drill team participants in high schools in Texas each year. Couple this with the middle and high school cheerleaders, and the market is over 500,000 participants in Texas alone. August of 2002 will see targeted fund raising programs especially designed for these groups. The initial dealer locations are throughout Northeast Texas, Arkansas, Missouri, and Georgia.

         The success of the test markets indicated to us that expanding the marketing toward performing groups and through direct distributors and direct response television would create high-profit-margin venues. The sale of a single tube of Luscious Lips wholesale creates a greater profit margin than the sale of a can of FIREPOWER 911(TM).

         We successfully negotiated with Lady Burd Exclusive Private Label Cosmetics for the ownership of the patent and property rights for the product Luscious Lips. Luscious Lips was developed at Lady Burd by Dr. Alex Hammer. Dr. Hammer is noted for co-authoring the Food and Drug Administration Cosmetic Manual. Dr. Hammer spent over 20 years at Estee Lauder before coming to Lady Burd.

         The cosmetic industry is a $300 billion industry worldwide with Avon being the largest, controlling only 7% of the market share. Therefore, no one company can control the market. Prices are always stable while sales are always consistent.

         Pannache completed an endorsement agreement with Jessie Ward, Miss Arkansas, for the remainder of her reign and afterwards. Pannache/Luscious cosmetics have been named the official "Wardrobe showing sponsor" for the Miss Arkansas Pageant.

         As a result of Summit's and Lady Burd's previous successful negotiations for the patent rights to Luscious Lips, Lady Burd appointed Summit as the exclusive distributor for all of Lady Burd's products (over 100) within the area formerly served by the Dallas, Texas Apparel Mart Showroom. The show room inventory was moved to our headquarters in April 2002. The first official day of business was May 1, 2002. The assignment of the distributorship to Summit by Lady Burd provides 3500 Lady Burd customers. We have moved to a new location where showroom facilities are now provided.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         We believe that, due to the approval, listing and rating of FIREPOWER 911(TM) as a fire extinguisher, a niche market has been created. This was supported by actions taken by the USEPA, which has been mentioned previously, and actions of the Connecticut State Fire Marshal's Office and the California State Fire Marshal's Office and most recently, the office of the State Fire Marshal of Texas.

         The formula for FIREPOWER 911(TM), FLAMEOUT(R), is one of only a few suppressing agents certified by the EPA as a replacement for the globally banned fire agent, Halon 1211. Initially, the Connecticut State Fire Marshal's Office notified the company that its aerosol fire suppressant, FIREPOWER 911(TM), was to be removed from the shelves of Home Depot, because it was not listed and rated as a fire extinguisher. All other aerosol can products representing that they were fire extinguishers were also to receive the same notification. While we were not marketing FIREPOWER 911(TM) as a fire extinguisher at that time, the other aerosol fire suppressors subject to this action were touting their products to be fire extinguishers.

         Due to the capabilities of FLAMEOUT(R), we applied for the minimum fire extinguisher rating in order to establish FIREPOWER 911(TM) as a fire extinguisher and satisfy the State Fire Codes. The specific fire code is ANSI/UL8 and ANSI/UL711, set forth in the NFPA Standard 10. NFPA 10 establishes the requirements for listing and rating portable fire extinguishers.

         We have completed the listing and rating requirements, placing FIREPOWER 911(TM) in a class of its own, the only listed and rated fire extinguisher in an aerosol can available in the global marketplace. Subsequently, we received a letter from the Connecticut State Fire Marshal's Office certifying that our FIREPOWER 911(TM) had satisfied their fire code requirements.

         California has a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This is a new area, termed Non-Halon Certification, and means that any portable fire extinguisher whose marketing intent is directed to the residential and individual use market must contain a formula that has been certified as Non-Halon. FLAMEOUT(R) is the first of seven permanent listed and certified replacements for Halon 1211. It is the only product that can meet this California requirement due to the type of approval for FLAMEOUT(R). The approval is for residential as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories has completed the application process on our behalf, meeting the California Non-Halon requirements.

         With these requirements, approvals, listings, certifications, and confirmations, we have positioned FIREPOWER 911(TM) to become the only product that can be sold in the retail residential market in California. The completion of this certification will place FIREPOWER 911(TM) as the only product that has survived this process, according to the California State Fire Marshal's Office.

         In other states where Non-Halon certification has not become effective to date, there is still the NFPA 10 requirement that all aerosol cans must be tested, listed, and rated as a fire extinguisher. FIREPOWER 911(TM) is the only product that possesses the validated listing and rating for an aerosol fire extinguisher Several issues have slowed down the marketing of FIREPOWER 911(TM). Its formula is FLAMEOUT(R), a technology for fire suppression, not merely soap in an aerosol can. A specific type of aluminum is required for the container to meet the ANSI/UL8 portion of the validation and listing tests. The size and type of can required to hold the FLAMEOUT(R) by the very rigid standard for fire extinguishers is not manufactured in the United States. We must bring the empty shells in from Madrid, Spain.

         These production issues, plus the manufacturing efforts to produce a product with a five-year shelf life, and royalties paid to the testing laboratory calculated on each unit are examples of the unique requirements for the pricing of our fire extinguishers.

         When attempts to market a product like FIREPOWER 911(TM) are met with "copycats" which have not passed the scrutiny of the validations, listings and ratings, an education issue is created which must be carried out at the buyers' level. For this education effort to have meaningful effect, enforcement action is required by the state fire marshals' offices. These enforcement actions are public record. We now have our marketing and merchandising representatives equipped with information showing the buyers that there are issues other than the cheapest product in an aerosol can. The Texas State Fire Marshal's office has been instrumental in enforcing the regulations with regards to NFPA 10, the required standard for portable fire extinguishers. These regulatory actions on copycat products of FIREPOWER 911(TM) have seen several products removed from the shelves of retailers and from programming on shopping channels. We have been working with several product rep groups making presentations into several of the large mass merchandisers. With the approval of FIREPOWER 911(TM) for an "in and out" test market at Lowe's, for airing on QVC through Thane Distribution Group and an infomercial, Summit feels that it has successfully neared the end of the education curve with regard to aerosols.

         Presenting the information in this format last year, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). A redesign of the home safety products section has been completed at Lowe's Home Improvement Centers and FIREPOWER 911(TM) is scheduled to appear in an estimated 150 to 200 stores during Fire Prevention Month, October 2002.

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

         During the last week of April 2001, a Wal-Mart opportunity once again presented itself. Through one of our direct dealers, FIREPOWER 911(TM) has once again been approved for Wal-Mart. However, this time it is on a local store district purchase program. Once the contract starts, it continues without change for six months. The completed applications, initial insurance certification, and bar codes registrations were sent to the district supervision level for a specific region of Wal-Mart on May 1, 2001. Our dealer for that area has submitted his final order through the stores. The same Summit dealer in the midwest is still working on this project.

         We have executed an agreement for the sale of FIREPOWER 911(TM) with Lighthouse America and its direct sales company TEAMFIRE. TEAMFIRE previously had 7,000 direct dealers selling a non-rated portable fire product that was classified as a portable fire extinguisher by State Fire Marshals. TEAMFIRE's selling efforts were halted due to Fire Marshal regulatory citations. TEAMFIRE has a great appreciation for FIREPOWER 911(TM) because of its experience with the Fire Marshal's offices. With FIREPOWER 911(TM) which is the only rated and validated portable fire extinguisher in an aerosol can in the world, TEAMFIRE feels that they will quickly begin to move FIREPOWER 911(TM) through their established network of direct dealers. Before regulatory measures halted TEAMFIRE's selling, previous sales were $1.6 million from January through August, 2000. The first shipment of product to Lighthouse occurred in November, 2001. Additional shipments occurred during February, 2002.

         We have been in negotiations since October 2000 with QVC for the sale of FIREPOWER 911(TM). FIREPOWER 911(TM)'s front runner, Chief's Choice (private label FIREPOWER 911(TM)), was the initial aerosol fire suppressant sold on QVC. Chief's Choice received the QVC award for Best of the Quest. While FIREPOWER 911(TM) was going through the validation and listing process at Applied Research Laboratories, "ARL," QVC was notified of the NFPA standards requirement held by State Fire Marshals' offices by our management. Another "copycat" product was substituted for Chief's Choice, which also violated the requirements for which we had chosen to qualify in order to be in compliance in all 50 states. Last year, this "copycat" product was removed from programming at QVC, due to action taken by the Texas State Fire Marshal's office and we were notified that the category buyers at QVC had approved FIREPOWER 911(TM) one-liter rated fire extinguisher for purchase. We were told that once the legal department had been cleared, scheduling of programming and initial purchases would begin. During April 2001, we were notified that the QVC legal department would be requesting a letter of verification that FIREPOWER 911(TM) is legal in all 50 states. This letter is available under the "Standards and Certifications" directory item on our website. In March 2002, management met with the buyers at QVC and received initial programming approval. The next week, management met with marketing representatives from Reliant International Media and Thane Distribution Group. We entered into an agreement with Thane for the purpose of placing FIREPOWER 911(TM) on International Home Shopping network, producing a 30 minute infomercial for FIREPOWER 911(TM) and the approval of three of the cosmetic products from the our Pannache/Luscious Cosmetics division which will be discussed later. Currently, we are going through the quality assurance process of product preparation for marketing at QVC. Initial product airings are expected as early as July 2002.

         FLAMEOUT(R) was submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol will be ongoing for eighteen months. The Forestry Service requested and we supplied the actual test product in order to complete the protocol in June 2001. Through our Canadian Strategic Alliance Partner, Mark Hayes dba 614575 Alberta Limited, the aerial fire fighting company Pro Air, and the Canadian Forestry Service are following the U.S. Forestry Service's test. Feedback is that FLAMEOUT(R) is performing very favorably. The reports received by us are that the Canadian Forestry will accept the U.S. Forestry approval for immediate sales in Canada. We have been notified of pending orders at Pro Air.

         FLAMEOUT(R) will be tested as a wetting agent and fire suppression foam. When approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. Our product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida. The twelve-month product stability test concludes in June 2002. Once concluded, the remaining testing revolves around (1) combustion retarding effectiveness, (2) optimum mixing, (3) pumpability, (4) abrasion, (5) field visibility, and (6) operational field evaluation. We believe that approval will occur during August 2002 based on information received.

         International marketing agreements were negotiated and executed last year. A key element of these agreements is the revenue sharing clause that provides us profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Summit assisted its distributor partners with necessary testing, listing, ratings and certifications in order to complete the registration process in each of these countries.

         FLAMEOUT(R) was submitted for official testing in Warsaw, Poland as an alternative for 3M's AFFF. 3M announced mid-year 2001 that it was withdrawing from the AFFF market. AFFF is a very toxic product and exposure can cause cancer. Summit's product was officially approved in February 2002 by the Polish National Institute of Hygiene as an alternative replacement for 3M's AFFF.

         During December 2001, FLAMEOUT(R) was submitted to laboratory officials at Pemex, the national oil company of Mexico. In January 2002, we received copies of the official approvals for FLAMEOUT(R) for the purpose of replacing AFFF at Pemex.

         In 2001, we began discussions with a Canadian company for the purpose of using FLAMEOUT(R) exclusively in their gasoline and battery generated home fire extinguishing systems, The Fire Caddy, which can be seen on our website under the photo album. The agreement with 614575 Alberta Limited allows for the placement of 5 gallons of FLAMEOUT(R) within each unit sold and an additional 5 gallons of FLAMEOUT(R) as back-up to be sold with each Fire Caddy. The agreement between Summit and Alberta Limited allows Alberta Limited to purchase, at wholesale, FlameOut(R) for the Fire Caddy System. By virtue of the exclusive arrangement between us and Alberta Limited, we receive royalties on the sale of each of the Fire Caddy units.

         In China, Summit and The Tianfa Corporation and The Tianyang Group executed an agreement for the sale of FLAMEOUT(R) and technical assistance for canning aerosol can fire extinguishers. Tianfa Corporation is China's leading energy company and is listed as a Class A Stock on the Shanghai Stock Exchange. The agreement allows Tianfa/Tianyang to purchase FLAMEOUT(R) at wholesale and then repackage FLAMEOUT(R) in aerosol cans in China, manufacturing a product similar to FIREPOWER 911(TM). We will in turn receive a royalty on all wholesale sales of aerosol cans.

         During February 2001, we sold our first order of FIREPOWER 911(TM) to our distributor, Tecno-Supplies, in Norway. In April 2001, Tecno-Supplies ordered its first shipment of FLAMEOUT(R). A portion of this initial order has been sold to Exxon of Norway. Tests results have been favorable and are concluding. Currently, we are preparing to supply documentation and product for FLAMEOUT(R) approval in the North Sea.

         Summit's test for securing the military specification number MIL-PRF-85704C, which will enable our ULTIMATE CLEAN 668(TM) jet engine cleaner to be listed with the Department of Defense, Quality Products Listing, has proceeded into classification tests for Type II and III concentrates and Type II ready-to-use. The testing for this non-corrosive approval has resulted in some adjustments to the formula for the test on ceramic and acrylic finishes. This test is also being done in the "water soluble" category. To our knowledge, there are no other products that are aqueous-based which can accomplish the cleaning requirements of the test protocol or the actual engine cleanings. The expansion from the initial Type III approvals to include the two categories of Type II greatly increased the market potential for ULTIMATE CLEAN 668(TM). Technical testing confirmation for protocols was received in May 2001. While awaiting a slotting appointment for the completion of the physical application test in cleaning test engines, we are finalizing the stability and blending requirements. Through our strategic alliance partner, International Aero, we have initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). During September, 2001, formal application for the physical test was submitted to and accepted by the United States Navy.

         Our development of ULTIMATE ABSORB 1103(TM) has led to our negotiating the purchase of the patents, formulas, and intellectual property rights. Of special importance to this agreement is the completion of the never-before-issued EPA Landfill Stamp approval. ULTIMATE ABSORB 1103(TM) already meets or exceeds the requirements for EPA (as non-toxic), USDA, FDA, WHO and California Title 22 approvals. However, the EPA Landfill Stamp allows for encapsulated and absorbed materials to be deposited in landfills anywhere. On April 2, 2001, we were notified that we had successfully passed protocol for stabilized heavy metals in the hazardous materials containment portion of this testing. No other product has ever completed this portion of the test protocol. We have introduced the absorbent in South America, Scandinavia, Europe and in several industries within the U.S. Management has met and is in negotiations with a large, well established supplier of absorbents. The negotiations couple Summit's ULTIMATE ABSORB 1103(TM) with an already established product with national distribution in place at major retailers. The agreement is currently being negotiated between both parties and details will be announced, if completed, during May 2002.

         Pannache/Luscious Cosmetics has successfully established test markets for direct dealer sales and competition group sales, two very high volume markets. Both test markets demonstrated nearly 100% closing ratios. The profit margins are greater than any of our other products whether sold wholesale or direct to the consumer. We have executed an exclusive distribution agreement with Lady Burd Exclusive Private Label Cosmetics. The Dallas Apparel Mart Showroom for Lady Burd has been closed. Product and over 3500 customers have been transferred to our new offices which opened May 1, 2002. Sales personnel have been added in the home office, Dallas and Houston in an effort to begin selling over 100 products in the Lady Burd line now being Private Labeled by Pannache.

         The new innovative fund raising program featuring Luscious Lips was kicked off in January selling Luscious Lips through high school drill teams, cheerleading groups and twirling groups. After attending the Texas Association of High School Drill Team and Dance Teams we received over 100 high schools prequalified for both product purchase for their dance team and sales as their fund raiser. International expansion is also anticipated from trade shows during 2002 which will include Dallas, Italy, Hong Kong and Canada.

         Plans for a 60-second or 120-second info-commercial were put in motion for Luscious Lips during fourth quarter 2001. In January, Pannache and Thane Distribution Group executed an agreement for Luscious Lips for infomercial sales. Also, two additional products from the Pannache/Luscious Cosmetics line have been approved for airing on QVC.

         Our future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: our inability to obtain needed additional capital, loss of personnel - particularly chief executive officer B. Keith Parker - as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as our fire suppressant or is able to discover the additives to our fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using our fire suppressant products.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

       2.1    -   Agreement of Merger of July 14, 1998, between Summit
                  Environmental Corporation, Inc. and Summit Technologies,
                  Inc.**

       3.1    -   Articles of Incorporation of Summit Environmental Corporation,
                  Inc.*

       3.1.1  -   Amendment to Articles of Incorporation of Summit Environmental
                  Corporation, Inc.**

       3.2    -   Bylaws of Summit Environmental Corporation, Inc.*

      10.1    -   1998 Stock Option Plan adopted by Summit Environmental
                  Corporation, Inc.*

      10.3    -   Limited Exclusive Marketing Bilateral Agreement Between
                  Moonlighting Distribution Corporation-USA and Summit
                  Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or
                  Poder 24)*

      10.4    -   Limited Exclusive Marketing Bilateral Agreement among B. Keith
                  Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a Moonlighting
                  International, and Summit Technologies, Inc. (FireKare,
                  FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

      10.6    -   Exclusive Marketing Bilateral Agreement between Moonlighting
                  Distribution Corporation-USA and Summit Technologies, Inc.
                  (Trim-Away)**

      10.7    -   November 2, 1998 Amendment to April 27, 1998 Letter of Intent
                  between BioGenesis Enterprises, Inc. and Summit Technologies,
                  Inc., and April 27, 1998 Letter of Intent.***

      10.8    -   Asset Purchase Agreement between Lady Burd Exclusive
                  Cosmetics, Inc. and Summit Environmental Corporation, Inc.
                  dated February 2002

      10.9    -   Distributor Agreement between Lady Burd Exclusive Cosmetics,
                  Inc. and Summit Environmental Corp. Inc. dated May 1, 2002

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

Date:  May 20, 2002                 Summit Environmental Corporation, Inc.



                                    By /s/ B. Keith Parker
                                       -----------------------------------------
                                        B. Keith Parker, Chief Executive Officer

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          Commission File No. 333-48659

                    INDEX TO EXHIBITS TO FORM 10-QSB 03-31-02

   Exhibit                                Description
   -------                                -----------
       2.1    -   Agreement of Merger of July 14, 1998, between Summit
                  Environmental Corporation, Inc. and Summit Technologies,
                  Inc.**

       3.1    -   Articles of Incorporation of Summit Environmental Corporation,
                  Inc.*

       3.1.1  -   Amendment to Articles of Incorporation of Summit Environmental
                  Corporation, Inc.**

       3.2    -   Bylaws of Summit Environmental Corporation, Inc.*

      10.1    -   1998 Stock Option Plan adopted by Summit Environmental
                  Corporation, Inc.*

      10.3    -   Limited Exclusive Marketing Bilateral Agreement Between
                  Moonlighting Distribution Corporation-USA and Summit
                  Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or
                  Poder 24)*

      10.4    -   Limited Exclusive Marketing Bilateral Agreement among B. Keith
                  Parker, individually and as Chairman of the Board and CEO of
                  Moonlighting Distribution Corporation-USA, d/b/a Moonlighting
                  International, and Summit Technologies, Inc. (FireKare,
                  FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

      10.6    -   Exclusive Marketing Bilateral Agreement between Moonlighting
                  Distribution Corporation-USA and Summit Technologies, Inc.
                  (Trim-Away)**

      10.7    -   November 2, 1998 Amendment to April 27, 1998 Letter of Intent
                  between BioGenesis Enterprises, Inc. and Summit Technologies,
                  Inc., and April 27, 1998 Letter of Intent.***

      10.8    -   Asset Purchase Agreement between Lady Burd Exclusive
                  Cosmetics, Inc. and Summit Environmental Corporation, Inc.
                  dated February 2002

      10.9    -   Distributor Agreement between Lady Burd Exclusive Cosmetics,
                  Inc. and Summit Environmental Corp. Inc. dated May 1, 2002

      * Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

      **          Previously filed with Amendment No. 1 to Form SB-2; Commission
                  File No. 333-48675 incorporated herein.

      ***         Previously filed with Amendment No. 5 to Form SB-2; Commission
                  File No. 333-48675 incorporated herein.