Form 10QSB
period 2002-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2002-08-19
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

           Texas                   333-48659                     73-1537206
        -------------              ---------                     ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

As of August 8, 2002, there 14,812,994 were shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS




                                                   June 30, 2002 (Unaudited)     December 31, 2001
                                                   -------------------------     -----------------
                         ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                              $       187,612            $       193,806
  Accounts Receivable, Less Allowance of $44,000                 151,518                    137,460
  Note receivable - related party                                 20,496                     20,496
  Inventory                                                      767,497                    769,644
  Prepaid insurance                                                4,183                      4,183
                                                         ---------------            ---------------
    Total Current Assets                                       1,131,306                  1,125,589
                                                         ---------------            ---------------

PROPERTY AND EQUIPMENT AT COST
  Property and Equipment                                          66,384                     57,185
  Accumulated Depreciation and Amortization                      (26,392)                   (20,782)
                                                         ---------------            ---------------
    Net Property and Equipment                                    39,992                     36,403
                                                         ---------------            ---------------

OTHER ASSETS
  Prepaid Royalties                                              711,505                    511,505
  Deposits                                                         1,950                      1,550
  Patents and Licenses                                         2,847,667                  2,297,667
  Less:  Accumulated Amortization                               (429,903)                  (348,466)
                                                         ---------------            ---------------
    Total Other Assets                                         3,131,219                  2,462,256
                                                         ---------------            ---------------

TOTAL ASSETS                                             $     4,302,517            $     3,624,248
                                                         ===============            ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                       $       537,059            $        33,989
  Accrued Payroll                                                 20,684                     20,906
                                                         ---------------            ---------------
    Total Current Liabilities                                    557,743                     54,895
                                                         ---------------            ---------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000
   shares authorized, no shares issued                                --                         --
  Common stock, par value $.001; 40,000,000
   shares authorized, 14,262,994 & 13,342,994
   shares issued and outstanding respectively                     14,264                     13,344
  Common stock subscribed                                            140                         --
  Additional Paid in Capital                                   7,625,325                  7,121,385
  Deficit Accumulated in Development Stage                    (3,894,955)                (3,565,376)
                                                         ---------------            ---------------
    Total Stockholders' Equity                                 3,744,774                  3,569,353
                                                         ---------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     4,302,517            $     3,624,248
                                                         ===============            ===============

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                THREE MONTHS ENDED
                                                                      JUNE 30                    PERIOD FROM
                                                         ---------------------------------    AUGUST 31, 1997 TO
                                                               2002               2001          JUNE 30, 2002
                                                          ---------------    ---------------  ------------------

SALES                                                     $        24,688    $        19,411    $       645,298

COST OF SALES                                                      12,400              8,480            219,444
                                                          ---------------    ---------------    ---------------

GROSS PROFIT                                                       12,288             10,931            425,854
                                                          ---------------    ---------------    ---------------

OPERATION EXPENSES
    Selling , general, and administrative expenses                137,701            174,149          3,622,381
    Amortization                                                   40,584             40,587            601,933
    Depreciation                                                    2,805              5,280             51,361
                                                          ---------------    ---------------    ---------------
        Total operating expense                                   181,090            220,016          4,275,675
                                                          ---------------    ---------------    ---------------

NET EARNINGS (LOSS) FROM OPERATIONS                              (168,802)          (209,085)        (3,849,821)

OTHER INCOME
    Interest income                                                   607              3,181             59,357
    Interest expense                                                   --             (1,222)           (13,485)
    Royalty income                                                  1,252                 --              5,575
    Gain/Loss on Sale of Asset                                         --                 --            (13,200)
    Miscellaneous                                                      --             10,227             36,213
                                                          ---------------    ---------------    ---------------
        Total other income (expense)                                1,859             12,186             74,460
                                                          ---------------    ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                   (166,943)          (196,899)        (3,775,361)
                                                          ---------------    ---------------    ---------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                                    --                 --           (119,594)
                                                          ---------------    ---------------    ---------------

NET LOSS                                                  $      (166,943)   $      (196,899)   $    (3,894,955)
                                                          ===============    ===============    ===============

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE              $         (0.01)   $         (0.02)   $         (0.41)
                                                          ---------------    ---------------    ---------------

Cumulative effect on prior years of the change in
accounting principle                                                   --                 --              (0.01)

NET EARNINGS (LOSS) PER SHARE                             $         (0.01)   $         (0.02)   $         (0.42)
                                                          ===============    ===============    ===============

WEIGHTED AVERAGE SHARES                                        14,215,521         12,363,910          9,311,057

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                  SIX MONTHS ENDED
                                                                       JUNE 30
                                                         -----------------------------------
                                                               2002               2001
                                                         ----------------    ---------------

SALES                                                     $        66,337    $        62,393

COST OF SALES                                                      17,708             43,550
                                                          ---------------    ---------------
GROSS PROFIT                                                       48,629             18,843
                                                          ---------------    ---------------

OPERATION EXPENSES
  Selling, general, and administrative expenses                   298,199            400,388
  Amortization                                                     81,437             81,174
  Depreciation                                                      5,610             10,404
                                                          ---------------    ---------------
    Total operating expense                                       385,246            491,966
                                                          ---------------    ---------------

NET EARNINGS (LOSS) FROM OPERATIONS                              (336,617)          (473,123)

OTHER INCOME
  Interest income                                                   1,470              8,753
  Interest expense                                                     (7)            (2,150)
  Royalty income                                                    5,575                 --
  Gain/Loss on Sale of Asset                                           --                 --
  Miscellaneous                                                        --             10,227
                                                          ---------------    ---------------
    Total other income (expense)                                    7,038             16,830
                                                          ---------------    ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                   (329,579)          (456,293)
                                                          ---------------    ---------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                                    --                 --
                                                          ---------------    ---------------

NET LOSS                                                  $      (329,579)   $      (456,293)
                                                          ===============    ===============

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE              $         (0.02)   $         (0.04)
                                                          ---------------    ---------------

Cumulative effect on prior years of the change in accounting principle

NET EARNINGS (LOSS) PER SHARE                             $         (0.02)   $         (0.04)
                                                          ===============    ===============

WEIGHTED AVERAGE SHARES                                        13,870,065         12,265,112

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                      SIX MONTHS ENDED
                                                                            JUNE 30                     PERIOD FROM
                                                               ---------------------------------    AUGUST 31, 1997 TO
                                                                    2002               2001           JUNE 30, 2002
                                                               ---------------    ---------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $      (329,579)   $      (456,293)   $    (3,894,955)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
  Amortization                                                          81,437             81,174            601,933
  Bad debt expense                                                          --                 --             48,435
  Cumulative effect of change in accounting principle                       --                 --            119,594
  Depreciation                                                           5,610             10,404             51,361
  Gain (loss) on sale of assets                                             --                 --              2,753
  Common stock issued for services                                          --                 --             67,494
  Change in assets and liabilities
    Accounts receivable                                                (14,058)           (42,804)          (236,184)
    Note receivable                                                         --             15,735                 --
    Inventory                                                            2,147             34,209           (767,497)
    Prepaid expenses                                                        --              2,260           (517,238)
    Deposits                                                              (400)                --               (400)
    Accounts payable                                                     3,070            (31,310)            37,059
    Accrued liabilities                                                   (222)            (4,931)            20,684
                                                               ---------------    ---------------    ---------------
      Net cash used in operating activities                           (251,995)          (391,556)        (4,466,961)
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                 (9,199)            (3,152)           (81,110)
  Organization costs                                                        --                 --           (129,291)
  Acquisition of licenses/patents                                      (25,000)                --           (110,000)
  Proceeds on sale of equipment                                             --                 --             47,440
                                                               ---------------    ---------------    ---------------
      Net cash used in investing activities                            (34,199)            (3,152)          (272,961)
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                             --                 --              6,554
  Loan principal repayments                                                 --             (1,805)           (66,990)
  Loan principal repayments - related party                                 --                 --           (134,265)
  Proceeds from sale of stock                                          280,000            268,115          5,122,235
                                                               ---------------    ---------------    ---------------
      Net cash provided by financing activities                        280,000            266,310          4,927,534
                                                               ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                         (6,194)          (128,398)           187,612

Cash - Beginning of Period                                             193,806            428,478                 --
                                                               ---------------    ---------------    ---------------

Cash - End of Period                                           $       187,612    $       300,080    $       187,612
                                                               ===============    ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION
  Noncash investing and financing activities
    Issuance of 500,000 shares of common stock at
    $0.45 per share and $500,000 in accounts payable
    in exchange for patent rights and prepaid royalties        $       725,000    $            --    $       725,000

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2001 has been taken from the company's audited financial statements at that date. The balance sheet at June 30, 2002, the statement of operations for the three months and the six months ended June 30, 2002, the three months and the six months ended June 30, 2001 and the period from August 31, 1997 to June 30, 2002, and the statement of cash flows for the six months ended June 30, 2002, the six months ended June 30, 2001 and the period from August 31, 1997 to June 30, 2002 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

         The estimated service lives used in determining depreciation and amortization are:

                  Description                           Estimated Service Life
                  -----------                           ----------------------
                  Automobiles                                 5 years
                  Office furniture and equipment              5-7 years
                  Leasehold improvements                      4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $8,996 and $9,055 for the second quarters of 2002 and 2001, respectively.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $9,517 and $12,812 for the second quarters of 2002 and 2001, respectively.

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

7.       CONCENTRATIONS

         Approximately 71 percent of the sales in the second quarter of 2002 were made to six customers and 67 percent of the sales in the second quarter of 2001 were made to two customers.

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

         RESULTS OF OPERATIONS - SECOND QUARTER OF 2002 COMPARED TO SECOND QUARTER OF 2001

         Summit Environmental's sales for Q2 2002 were 127.2 percent of Q2 2001
- $24,688 in Q2 2002 compared to $19,411 in Q2 2001. Gross margin was 49.8 percent for Q2 2002 compared to 56.3 percent for Q2 2001. Sales have not reached a level to generate consistent gross margin percentages.

         Operating expenses dropped 17.7 percent during Q2 2002 over Q2 2001. Operating expenses decreased by $38,926 from $220,016 in Q2 2001 to $181,090 in Q2 2002.

         Amortization and depreciation were $43,389 in Q2 2002 and $45,867 in Q2 2001.

         Summit had a net loss from operations of $168,802 for Q2 2002, down from a net loss of $209,085 for Q2 2001, a $40,283 or a 19.3 percent decrease.

       RESULTS OF OPERATIONS - FIRST TWO QUARTERS OF 2002 COMPARED TO FIRST TWO QUARTERS OF 2001

       Sales from operations were $66,337 for the first two quarters of 2002 compared to sales of $62,393 for the first two quarters of 2001, a 6.3 percent increase. Gross margin on these sales was 73.3 percent in the first two quarters of 2002 and 30.2 percent in the first two quarters of 2001.

       Operating expenses were down to $385,246 for the first two quarters of 2002 compared to $491,966 for the first two quarters of 2001, a reduction of $106,720 or 21.7 percent. Office expenses were down considerably in 2002, $6,180 versus $15,464 in 2001. Travel and entertainment costs were down also to $15,929 in 2002 versus $20,571 in 2001.

       We experienced a net loss of $329,579 in the first two quarters of 2002, down 27.8 percent from the $456,293 loss of the first two quarters of 2001. The loss per share of common stock was $0.02 for the first two quarters of 2002 versus $0.04 for the same period of 2001.

       Some balance sheet items that reflect significant changes from December 31, 2001 to June 30, 2002 are: cash, down to $187,612 from $193,806, accounts receivable, up to $151,518 from $137,460, inventory, down to $767,497 from $769,644, and accounts payable, up to $537,059 from $33,989.

       The net loss of $329,579 in the first two quarters of 2002 was financed in part by $280,000 in proceeds of sale of 658,900 shares of common stock and partly from $87,047 in amortization and depreciation.

         OVERVIEW

         During 2001, the company finalized distribution agreements and product certifications which had been ongoing. This remained in conjunction with our vision to market Summit's products through strategic alliances. Of special note, new international agreements were executed for Mexico, China, Scandinavia and Canada.

         In Mexico, a joint venture agreement between Summit and Earth Safe Technologies will sell FLAMEOUT(R) FOAM and several of our remediation products. The primary customer for the joint venture will be Pemex, the national oil company of Mexico. FLAMEOUT(R) FOAM was approved by Pemex as an acceptable replacement for 3M's AFFF. Numerous contaminated sites from oil field production will become projects for water and soil remediations. Management negotiated an exclusive marketing arrangement with Dr. Mohsen Amiran for bioremediation technology. Products and application procedures have been submitted through Earth Safe Technologies to Pemex for approval for remediation project purchase orders. Orders for FlameOut(R) Foam and remediation projects are expected by 4th quarter 2002.

         In China, the Tianfa Corporation and the Tianyang Group became the master distributor for FLAMEOUT(R). We agreed to assist and advise in the manufacturing of aerosol cans utilizing FLAMEOUT(R), producing a product similar to FIREPOWER 911(TM). In the terms of the agreement, the company will receive a 5% royalty from the wholesale sale of each can produced. Keith Parker, CEO of Summit, has been invited to join the United States Chamber of Commerce Ninetieth Anniversary trade delegation to China. Twelve CEO's of American businesses have been nominated by US Congressmen to participate in the eleven day tour. The tour will focus on meetings with potential Chinese Business partners in three provinces as well as Hong Kong. The company will be looking for strategic alliance partners for all of the company's products. The first year agreement requires the purchase of three container loads of FlameOut(R). This will provide enough product to fill 500,000 aerosol cans. Should the required purchases not be made, the agreement reverts to a non-exclusive distributor agreement.

         In Scandinavia, Tecno Supplies began selling FIREPOWER 911(TM) in February 2001. FLAMEOUT(R) was utilized in initial tests with the Norwegian Air Force and Exxon of Norway for the purpose of replacing 3M's AFFF. Several orders have gone to Tecno during 1st and 2nd quarter 2002. Summit has filled first-time orders for FlameOut(R) Foam, fire retardants and odor block products in addition to FlameOut(R) and FirePower 911(TM) during the 2nd quarter.

         In Canada, Summit and 614575 Alberta Limited, which changed its dba to Just-In Case Fire Ltd., executed an agreement for the selling of FLAMEOUT(R) for resale in portable and mobile fire extinguishing systems for home and remote property respectively. We granted to Just-In Case Fire Ltd the exclusive right to repackage FlameOut(R) for systems manufactured by Just-In Case Fire Ltd. For the granting of this exclusivity, we receive a royalty from each unit sold. There have been several orders placed by Just-In Case Fire Ltd which began manufacturing the "Fire Caddy" in June 2002. Just-In Case Fire calculated the first royalties payable to Summit at end of Quarter 2 which have been recorded in the financials. Just-In Case Fire delivered its first shipment of FlameOut(R) sold to a fire department in Alberta, Canada, in June 2002. (see Photo Album on website.) Just-In Case Fire has recently started marketing FirePower 911(TM) in Canada.

         With regard to our one-of-a-kind portable aerosol fire extinguisher, FirePower 911(TM), management has held fast to the theme of establishing a sound retail pricing structure . Very early, we were successful in getting FIREPOWER 911(TM) approved by Wal-Mart on a regional basis, first, and then elevated to full category status. Existing purchase orders were in hand.

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

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. In February, 2002, Lowe's Home Improvement Centers scheduled FIREPOWER 911(TM) for an in and out sale test markets scheduled for June and October 2002. Approximately (150-200) selected Lowe's locations are scheduled to conduct this test market in conjunction with the National Fire Prevention Month. We were not given sufficient time to fulfill the orders for June, therefore management requested a stop on process. October was considered the next optimal date. Triple-S has been notified that we are not necessarily ready to proceed at this point due to a new direction for FirePower 911(TM) which will be discussed below with regards to Reliant Interactive Media and a nationally recognized celebrity endorsement. Triple-S has notified management of a scheduled appointment at Lowe's National Headquarters on September 5, 2002, for the purpose of carrying the company's absorbent product Ultimate Absorb(TM) 1103 (discussed further herein).

         One week before meeting with Reliant, management met with QVC at its headquarters in Pennsylvania. FIREPOWER 911(TM) was approved for programming. We have been in the process of satisfying the Quality Assurance requirements at QVC for over 2 years. The anticipated start date of April 2002 was delayed due to the new shipping requirements at QVC since September 11, 2001. We provided three years of UPS shipping documents for the purpose of establishing Summit as a drop-ship vendor. Management has informed Reliant of the necessity of taking FirePower 911(TM) to Home Shopping Network should final approval and airing occur in the very near future.

         In March 2002, we met with Reliant Interactive Media Group for the purpose of representing Summit's FirePower 911(TM) product at QVC or Home Shopping Network International. Reliant founders Kevin and Tim Harrington have a fifteen year plus expertise in direct television shopping in both home shopping and infomercial venues. Reliant merged with Thane Distribution Group during 2nd quarter 2002. Therefore, our agreements have been executed with Thane. Reliant/Thane represents such notables as Bruce Jenner, Kathy Smith and Tony Little. Summit and Reliant/Thane have agreed to place our products in the shopping channel venues of QVC or HSN and the development of 30-minute infomercial for FIREPOWER 911(TM).

         With the successful execution of a production agreement for television and the establishment of FirePower 911(TM) as the only validated and rated fire extinguisher in an aerosol can in the world, management set out to obtain the endorsement of a nationally recognized celebrity to promote FirePower 911(TM) in all venues of marketing. During June, contracts were initiated and at the end of July 2002, management negotiated and successfully reached terms with the agents and attorneys establishing George Foreman as the official company spokesperson and endorsing agent for FirePower 911(TM). The agreement was executed by all parties on July 30, 2002.

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

         Last year, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. 5,000 cans were sold to the public by the local fire departments in Chile. Summit and Marketing Perspectives Incorporated ("MPI") satisfied the label requirements and insurance requests for completed product liability coverage. The second order was anticipated as early as August 2001, according to information supplied to Summit by MPI. The FIREPOWER 911(TM) approval was delayed. However, in December 2001, the anticipated approval was received. MPI provided to us in January 2002 the official Chilean government approval for FIREPOWER 911(TM) for both Class A and B fires. These tests were conducted at the University of Chile. The approval certificates can be seen on our website. The first use of "FIREPOWER LIQUIDO 911(TM)" will be for the federal police (Carabineros) as part of their equipment belt as a tool for riot control due to such occurrences as fire bombs being thrown into crowds at large public events such as soccer matches. On August 6, 2002, the company received copies of technical reports conducted by IDIEM, completing the final material and investigation tests on FlameOut(R) (FirePower 911(TM) contents) for toxicity and biodegradability. The reports came from the Chief of the Technical Department of Fire Prevention. These tests were conducted on paper, cartons, fabric, wax, gasoline 4, kerosene, plastics, carpet, wood and tires. Final conclusion: easily handles fire, leaves no residue and has no effect on the ozone.

         Our strategic alliance partner, International Aero, Inc., is the world's largest reconfiguration company for commercial aircraft. Summit and International Aero have been working on the minimum performance standards requirements established by the Federal Aviation Administration. Previously, the handheld fire extinguishers onboard all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called Mission Critical that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. During 2000, the actual Gross Volume Production Tests of FLAMEOUT(R) on jet fuel and heptane were conducted. The initial performance tests were conducted at International Aero's new licensed fire testing facility, during 2001. In December 2001, the FAA and US DOT published the final draft of products approved as a replacement for Halon. FLAMEOUT(R) has been placed on the list of approved replacements.

         International Aero's distribution rights extends to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, we are developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is known as a possible cancer-causing agent. Summit's intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. FLAMEOUT FOAM(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin in April 2000. The foam stability test was very successful. FLAMEOUT FOAM(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. FLAMEOUT FOAM(R) has been approved as a replacement for 3M's AFFF by Pemex in Mexico. In Poland, FlameOut Foam(TM) has been listed by the National Institute of Hygiene. We began tests in April with the United States Air Force for the purpose of obtaining a military specification number for military approval to replace AFFF. Due to severe environmental problems and large fines, 3M exited the AFFF market in December 2001. The void created has opened a whole new field for replacement products for AFFF. Now that the toxic issues surrounding AFFF are out in the open, the non-toxic, biodegradable features of FLAMEOUT FOAM(R) are placing the product as a frontrunner for solutions all over the globe.

         During April 2002, management was contacted by the Underwriting Department at Bituminous Insurance Company. Bituminous has been a specialty property insurer in such fields as oil and gas exploration, mining and logging and timber production industries. When considering all of the features of FlameOut(R), Bituminous felt that the presence of FlameOut(R) in the systems on specialty logging equipment, fire extinguishers containing FlameOut(R) and FirePower 911(TM) would augment their idea for new loss control features. New underwriting guidelines adopted at Bituminous in June 2002, notified current insureds that failure to implement the fire prevention measures would lead to non-renewal of coverage in the event of a loss. All new applications require FlameOut(R), FirePower 911(TM) and fire suppression systems as part of consideration for underwriting. Summit reached a multiphase agreement with Bituminous which would help Summit market FlameOut(R) and FirePower 911(TM) and Bituminous reduce losses. Bituminous mailed FlameOut(R), FirePower 911(TM) and videos showing the products work beginning June 2002. Summit agreed to establish dealers in the Bituminous marketing areas. The obvious and ideal situation would be to establish marketing through the Bituminous Casualty Insurance Agencies which already have the captioned customer base within the prospective agencies. As of the middle of July 2002, the company had reached agreements with agencies for marketing in Texas, Oklahoma, Arkansas, Louisiana, Mississippi, Alabama, Georgia, Tennessee, Virginia, West Virginia, North Carolina, South Carolina, Minnesota and Wisconsin. The first orders were received by the company the end of July 2002.

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

         Also incorporated into the test of Ultimate Clean 668(TM) Type III concentrate was the addition of Type II concentrate and Type II ready-to-use tests for additional approvals. These additional approvals also increase the size of the market for the product and the amounts of product to be used.

          All parties concede that this testing process has been very tedious and time-consuming. The reward for us will be a head start in the market. Regardless of the unknowns with which we have dealt, Ultimate Clean 668(TM) has not experienced setbacks which prevent the direction of moving closer to an expected final Quality Products Listing. The lab conducting the test protocols for the MIL-PRF-85704C has notified us that ULTIMATE CLEAN 668(TM) has successfully conformed with the requirements for corrosion, crazing, painted surfaces, acrylic surfaces, and water and acid stability. The areas of complication for approval stem from the fact that ULTIMATE CLEAN 668(TM) is an aqueous based product. The test protocol, which is 50 years old, was originally designed for petrochemical products. We are still committed, as is BioGenesis, to the completion of the test protocol. The successful completion means large numbers of sales for us due to our marketing alliance with International Aero, Inc. The test to satisfy final requirements are still in process. A meeting among management, the laboratory and BioGenesis will take place during 3rd quarter 2002 for the purpose of establishing some median ground for the tests. While all parties agree that the cleaning capabilities of 668 are superior to other products, the physical characteristics of organic compounds in the 668 formulation are giving what is believed to be false readings in Anatomic Spectrometer tests. Management is focused on completing this protocol and is scheduling a visit to the laboratory during August-September 2002.

         Through South American alliance partner MPI, we submitted material, product, and previous certifications to the authorities in Brazil and Argentina in order to obtain the appropriate approvals and ratings for sale in the Mercosur area of South America. The existing certifications on FLAMEOUT(R) have been accepted. In Brazil during fourth quarter 2001, FLAMEOUT(R) passed some very critical Class B tests. We introduced FLAMEOUT FOAM(R) into Brazil through MPI due to the elimination of the availability and sale of AFFF. This added to the length of time before final product approval but greatly increased the size of the marketplace. This will clear the way for us to begin sales through Marketing Perspectives Incorporated ("MPI"). Their distributor in Brazil has orders to be filled promptly when the certification process is completed. The approval process will also be accepted in the other Mercosur Pact countries--Argentina, Uruguay and Paraguay. Summit and MPI have entered into a Joint Venture Agreement to produce FLAMEOUT(R) and FlameOut Foam(R) in South America. In order to fill product orders for government contracts, offices, installations and airports, the product must be produced within the Mercosur. Summit and MPI are in the process of producing the first production run of FLAMEOUT(R) AND FLAMEOUT FOAM(R). Tests will be conducted on the South American produced FLAMEOUT(R) AND FLAMEOUT FOAM(R) in order to verify its performance against the standard already established by the completed tests of FLAMEOUT(R) and FlameOut Foam(R) shipped to Brazil in 2001.

         During the third quarter of 2000, management gave Paula Parker, Vice-President for Shareholder Relations, a directive to develop a new product line, a color cosmetic line to compliment the already developed skin care cosmetic line, Pannache. This product line is environmentally friendly and made with premium botanical and natural essential oils and vitamins.

         The idea for the star product of the color line was to develop a semi-permanent, long-wearing, no smear or stain lip color. Companies like Avon, Beauty Control, Max Factor, Revlon, Cover Girl and Maybelline have developed products they tout as long-wear, no smear; however, we believe they do not perform as advertised due to in house testing of the application of these products. Our product - Luscious Lips - will stay on 8 to 10 hours and will not come off until removed with remover. The development phase began in September 2000 with final formula approvals in June 2001. We received four of the twelve selected colors in August 2001 and began the first of two directed test markets. One market was to sell product directly to performing groups such as dance lines, dance schools, high school drill teams, cheerleaders and twirling groups. Prior to the beginning, we secured the endorsements during July for the Miss Texas and Miss Arkansas Pageants. Both Stacy James (Miss Texas 2001) and Jessie Ward (Miss Arkansas 2001) were using Luscious Lips during their state pageants when they won their respective pageants as well as the Miss America Pageant. Stacy was in the top twenty and Jessie was a top ten finalist in the Miss America Pageant.

         Pageants have been held every weekend from October 1, 2001, through July, 2002. There were over 50,000 contestants introduced to - and many used - Luscious Lips in the Arkansas pageant system. Jessie Ward's photos appear in all official company publications and web sites. The official web address is www.lusciouslips.cc and www.pannachelusciouslips.com. With Jessie Ward's reign as Miss Arkansas ending in July 2002, she will be joining the staff of Pannache in August. Her first appearance will be at the International Congress of Esthetics Southwest in Dallas, August 24-26, 2002.

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

         As a result of Summit's and Lady Burd's previous successful negotiations for the patent rights to Luscious Lips, Lady Burd appointed Summit as the exclusive distributor for all of Lady Burd's products (over 100) within the area formerly served by the Dallas, Texas Apparel Mart Showroom. The show room inventory was moved to our new headquarters in April 2002. The first official day of business was May 1, 2002. The assignment of the distributorship to Summit by Lady Burd provided a 3500 Lady Burd customers' list. We have moved to a new location where showroom facilities are now provided. The new showroom staff called, mailed, and established contact with about 100 of these customers during the months of June and July. Distributors have been established in North Carolina, Mississippi, California and Florida. A new direct sales company began selling products under a private label in June 2002.

         Lady Burd has chosen to use the International Congress of Esthetics Southwest, August 24-26, 2002, as the introductory show for the new Lady Burd fall line. Our marketing venue will be the first representation for all products. The sales and new customers from the show become sales and customers of Summit.

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

         These production issues, plus the manufacturing efforts to produce a product with a five-year shelf life, and royalties paid to the testing laboratory calculated on each unit are examples of the unique requirements for the pricing of FirePower 911(TM).

         When attempts to market a product like FIREPOWER 911(TM) are met with "copycats" which have not passed the scrutiny of the validations, listings and ratings, an education issue is created which must be carried out at the buyers' level. For this education effort to have meaningful effect, enforcement action is required by the state fire marshals' offices. These enforcement actions are public record. We now have our marketing and merchandising representatives equipped with information showing the buyers that there are issues other than the cheapest product in an aerosol can. The Texas State Fire Marshal's office has been instrumental in enforcing the regulations with regards to NFPA 10, the required standard for portable fire extinguishers. These regulatory actions on copycat products of FIREPOWER 911(TM) have seen several products removed from the shelves of retailers and from programming on shopping channels. We have been working with several product rep groups making presentations into several of the large mass merchandisers. With the approval of FIREPOWER 911(TM) for an "in and out" test market at Lowe's, for airing on QVC or HSN through Thane Distribution Group and a 30 minute infomercial, Summit feels that it has successfully neared the end of the education curve with regard to aerosols. During 2nd quarter 2002, we initiated the last phase for a complete marketing program for FirePower 911(TM). The successful negotiation with George Foreman has positioned FirePower 911(TM) to become what the company believes to be a household name through the planned promotion.

         Presenting the information in this format last year and prior to the negotiation of the Foreman initiative, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). We also sold through one of its distributors FirePower 911(TM) which was placed in Home Depot for test sales in June 2002.

         Over three years ago, we negotiated a contract with Wal-Mart on a regional basis in Florida, Southern Georgia and Southeastern Alabama. When a category buyer from Wal-Mart decided to remove FIREPOWER 911(TM) from the regional purchasing agreement and take it to a full category purchase, management was forced to "not fill" in-hand purchase orders. Full category meant supplying as many as 4,000 stores in a brief time. However, the major obstacle was the fourteen day fulfillment deadline on new purchase orders. The time required for the manufacturing of the shells for FIREPOWER 911(TM) is five weeks. Management knew that the initial news of the Wal-Mart contract would be great for the new public company, but failure to meet unrealistic production requirements would be extremely detrimental.

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

         We have been in negotiations since October 2000 with QVC for the sale of FIREPOWER 911(TM). FIREPOWER 911(TM)'s front runner, Chief's Choice (private label FIREPOWER 911(TM)), was the initial aerosol fire suppressant sold on QVC. Chief's Choice received the QVC award for Best of the Quest. While FIREPOWER 911(TM) was going through the validation and listing process at Applied Research Laboratories, "ARL," QVC was notified of the NFPA standards requirement held by State Fire Marshals' offices by our management. Another "copycat" product was substituted for Chief's Choice, which also violated the requirements for which we had chosen to qualify in order to be in compliance in all 50 states. Last year, this "copycat" product was removed from programming at QVC, due to action taken by the Texas State Fire Marshal's office and we were notified that the category buyers at QVC had approved FIREPOWER 911(TM) one-liter rated fire extinguisher for purchase. We were told that once the legal department had cleared these issues, scheduling for programming and initial purchases would begin. During April 2001, we were notified that the QVC legal department would be requesting a letter of verification that FIREPOWER 911(TM) is legal in all 50 states. This letter is available under the "Standards and Certifications" directory item on our website. In March 2002, management met with the buyers at QVC and received initial programming approval. The next week, management met with marketing representatives from Reliant Interactive Media and Thane Distribution Group. We entered into an agreement with Thane for the purpose of placing FIREPOWER 911(TM) on QVC or HSN, producing a 30 minute infomercial for FIREPOWER 911(TM) and the approval of three of the cosmetic products from the our Pannache/Luscious Cosmetics division which will be discussed later. Currently, we are going through the quality assurance process of product preparation for marketing at QVC. Initial product airings were expected as early as July 2002. With the product validation issues settled establishing FirePower 911(TM) as the only validated and rated fire extinguisher in an aerosol can in the world, marketing venues, such as QVC, Reliant Interactive Media and large mass merchandisers previously mentioned, were the next foundational step for this establishment of the marketing of FirePower 911(TM). We knew with these two key ingredients in place, the only remaining aspect to complete a total marketing package was to secure a known personality for the purpose of being the spokesperson in the infomercial on home shopping channels and for retail point of purchase displays.

         In June 2002, management met with George Foreman, Jr. for the purpose of demonstrating and proposing an arrangement for George , Jr. to present FirePower 911(TM) to his father, George Foreman. The proposal was that of George Foreman becoming the spokesperson for FirePower 911(TM). Summit was put in contact with the agents representing George Foreman, and on July 30, 2002, an agreement was executed.

         George Foreman will appear in the soon-to-be-produced FirePower 911(TM) infomercial produced by Kevin and Tim Harrington at Reliant Interactive Media/Thane Distribution Group, doing promotional spots for home shopping channels and be part of the retail advertising program for FirePower 911(TM).

         FLAMEOUT(R) was submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol continues for eighteen months. The Forestry Service requested and we supplied the actual test product in order to complete the protocol in June 2001. Through our Canadian Strategic Alliance Partner, Mark Hayes dba Just-In Case Fire Ltd., the aerial fire fighting company Pro Air, Northern Air Response and the Canadian Forestry Service are following the U.S. Forestry Service's test. Feedback is that FLAMEOUT(R) is performing very favorably. The reports received by us are that the Canadian Forestry will accept the U.S. Forestry approval for immediate sales in Canada. We have been notified of pending orders at Pro Air and Northern Air Response.

         FLAMEOUT(R) will be tested as a wetting agent and fire suppression foam. When approved, FLAMEOUT(R) can be used in the catastrophic wildfires that occur every year. FlameOut(R), in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from conducting fire tests or being on the actual fire lines in Florida (Summer
1998), Civil Defense and Civil Air Patrols tests in Springfield, Massachusetts
(1999), foam stability tests at NFPA 18 Task Force Meeting at Ansul Fire Test Facility (2000), Louisiana State University for Training Academy (1996) and Federal Aviation Agency Tests and International Aero (ongoing). The twelve-month product stability test for the Forestry Service protocol concludes in June 2002. Once concluded, the remaining testing revolves around (1) combustion retarding effectiveness, (2) optimum mixing, (3) pumpability, (4) abrasion, (5) field visibility, and (6) operational field evaluation. We have been notified that projected approval will be completed by October 2002.

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

         FLAMEOUT(R) was submitted for official testing in Warsaw, Poland to the National Institute of Hygiene. 3M announced mid-year 2001 that it was withdrawing from the AFFF market. AFFF is a very toxic product and exposure can cause cancer. Summit's product will undergo official testing in Europe for certification as an approved replacement for 3M's AFFF.

         During December 2001, FLAMEOUT(R) FOAM was submitted to the laboratory officials at Pemex, the national oil company of Mexico. In January 2002, we received copies of the official approvals for FLAMEOUT(R) FOAM for the purpose of replacing AFFF at Pemex. FlameOut(R) Foam is currently undergoing military specification tests with the United States Air Force to be listed as an approved replacement for AFFF.

         In 2001, we began discussions with a Canadian company for the purpose of using FLAMEOUT(R) exclusively in their gasoline and battery generated home fire extinguishing systems, The Fire Caddy, can be seen on our website under the photo album. The agreement with Just-In Case Fire Ltd. allows for the placement of 5 gallons of FLAMEOUT(R) within each unit sold and an additional 5 gallons of FLAMEOUT(R) as back-up to be sold with each Fire Caddy. The agreement between Summit and Just-In Case Fire allows the wholesale purchase of FLAMEOUT(R) for the Fire Caddy System. By virtue of the exclusive arrangement between us and Just-In Case Fire, we receive royalties on the sale of each of the Fire Caddy units. First royalties were earned during 2nd quarter 2002. Orders from Just-In Case Fire doubled in July over orders received in June 2002.

         In China, Summit and The Tianfa Corporation and The Tianyang Group executed an agreement for the sale of FLAMEOUT(R) and technical assistance for canning aerosol can fire extinguishers. Tianfa Corporation is China's leading energy company and is listed as a Class A Stock on the Shanghai Stock Exchange. The agreement allows Tianfa/Tianyang to purchase FLAMEOUT(R) at wholesale and then repackage FLAMEOUT(R) in aerosol cans in China, manufacturing a product similar to FIREPOWER 911(TM). We will in turn receive a 5% royalty on all wholesale sales of aerosol cans.

         During February 2000, we sold our first order of FIREPOWER 911(TM) to our Scandinavian distributor, Tecno-Supplies, in Norway. In April 2001, Tecno-Supplies ordered its first shipment of FLAMEOUT(R). A portion of this initial order has been sold to Exxon of Norway. Tests results have been favorable. Currently, we are preparing to supply documentation and product for FLAMEOUT(R) approval in the North Sea. During June 2002, Tecno added the new FlameOut(R) Foam, the company's granular fire retardant FR-4, and Ultimate Odor Block(TM) to its latest order from the Company.

         Summit's test for securing the military specification number MIL-PRF-85704C, which will enable ULTIMATE CLEAN 668(TM) jet engine cleaner to be listed with the Department of Defense, Quality Products Listing, has proceeded into classification tests for Type II and III concentrates and Type II ready-to-use. The testing for this non-corrosive product approval has resulted in some adjustments to the formula for the test on ceramic and acrylic finishes. This test is also being done in the "water soluble" category. To our knowledge, there are no other products that are aqueous-based which can accomplish the cleaning requirements of the test protocol or the actual engine cleanings. The expansion from the initial Type III approvals to include the two categories of Type II greatly increased the market potential for ULTIMATE CLEAN 668(TM). Technical testing confirmation for protocols was received in May

2001. While awaiting a slotting appointment for the completion of the physical application test in cleaning test engines, we are finalizing the stability and blending requirements. Through our strategic alliance partner, International Aero, we have initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). During September, 2001, formal application for the physical test was submitted to and accepted by the United States Navy.

         The product formulation being made from organic compounds is creating - in management's and BioGenesis' minds - false readings for elemental content for salts on the anatomic spectrometer test for elemental content. Keith Parker, John Brooks, and Mohsen Amiran are planning a trip to visit the testing facility in 3rd quarter 2002. Dr. Amiran feels that the organic nature of the formula is causing unidentifiable readings. The group will travel to the lab with all the ingredients to the formula in separate containers. There they will observe the testing of each individually. Next, product will be mixed to form the concentrate and test again. Then, dilution of the concentrate to make the "ready to use" version and testing will be done in anticipation of either the company or the laboratory developing an understanding of applying an organic compound to a chemically designed test protocol. Management and all parties concerned are dedicated to the completion of the process.

         Our development of ULTIMATE ABSORB 1103(TM) has led to our negotiating the purchase of the patents, formulas, and intellectual property rights. Of special importance to this agreement is the completion of the never-before-issued EPA Landfill Stamp approval. ULTIMATE ABSORB 1103(TM) already meets or exceeds the requirements for EPA (as non-toxic), USDA, FDA, WHO and California Title 22 approvals. However, the EPA Landfill Stamp allows for encapsulated and absorbed materials to be deposited in landfills anywhere. On April 2, 2001, we were notified that Ultimate Absorb 1103(TM) had successfully passed protocol for stabilized heavy metals in the hazardous materials containment portion of this testing. No other product has ever completed this portion of the test protocol. We have introduced the absorbent in South America, Scandinavia, Europe and in several industries within the U.S. Management has met and is in negotiations with a large, well established supplier of absorbents. The negotiations couple Summit's ULTIMATE ABSORB 1103(TM) with an already established product with national distribution in place at major retailers. The agreement is currently being negotiated between both parties and details will be announced, if completed, during May 2002. Summit management has been scheduled for line item presentation for Ultimate Absorb(TM) 1103 at Lowe's national headquarters on September 5, 2002.

         Pannache/Luscious Cosmetics has successfully established test markets for direct dealer sales and competition group sales, two very high volume markets. Both test markets demonstrated nearly 100% closing ratios. The profit margins are greater than any of our other products whether sold wholesale or direct to the consumer. We have executed an exclusive distribution agreement with Lady Burd Exclusive Private Label Cosmetics. The Dallas Apparel Mart Showroom for Lady Burd has been closed. Product and over 3500 customers were transferred to our new offices which opened May 1, 2002. Sales personnel have been added in the home office, Dallas, Houston, Sacramento, California, Little Rock, Arkansas and Boca Raton, Florida, in an effort to begin selling over 100 products in the Lady Burd line now being Private Labeled by Pannache. During May and June approximately 100 new customers were contacted and sold products from the new acquisition.

         The new innovative fund raising program featuring Luscious Lips was kicked off in January selling Luscious Lips through high school drill teams, cheerleading groups and twirling groups. After attending the Texas Association of High School Drill Team and Dance Teams we received over 100 high schools prequalified for both product purchase for their dance team and sales as their fund raiser. International expansion is also anticipated from trade shows during 2002 which will include Dallas, Italy, Hong Kong and Canada. The International Congress of Esthetics Southwest show August 24-26, 2002 will feature the introduction of the new line of Lady Burd Cosmetics for Fall 2002. All sales, customers and distributors from this show will become Summit customers.

         Plans for a 60-second or 120-second info-commercial were put in motion for Luscious Lips during fourth quarter 2001. In January, Pannache and Thane Distribution Group executed an agreement for Luscious Lips for infomercial sales. Also, two additional products from the Pannache/Luscious Cosmetics line have been approved for airing on QVC. The Luscious Dust Brush and Vol-lip-tuous are currently undergoing dermatological tests and microbial assay testing requirements for QVC before final programming approval. Tests will be completed in August 2002. The company anticipates the products being aired in time to capture the Christmas gift market.

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
                    dated February 2002****

      10.9    -     Distributor Agreement between Lady Burd Exclusive Cosmetics,
                    Inc. and Summit Environmental Corp. Inc. dated May 1,
                    2002****

* Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

** Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

*** Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

**** Previously filed with Form 10-QSB 03-31-02; Commission File No. 333-48675 incorporated herein.

(b)    FORMS 8-K

       None

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 19, 2002              Summit Environmental Corporation, Inc.



                                    By  /s/ B. Keith Parker
                                       ----------------------------------------
                                       B. Keith Parker, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


         In connection with the accompanying Quarterly Report of Summit Environmental Corporation, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, B. Keith Parker, Chief Executive Officer of the Company, hereby certify that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or Section 78o(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 19, 2002                   /s/ B. Keith Parker
                                         ---------------------------------------
                                         B. Keith Parker
                                         Chairman and Chief Executive Officer


         The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


         In connection with the accompanying Quarterly Report of Summit Environmental Corporation, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, Chris Dellinges, Chief Financial Officer of the Company, hereby certify that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or Section 78o(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 16, 2002                 /s/ Chris Dellinges
                                        ----------------------------------------
                                        Chris Dellinges
                                        Chief Financial Officer


         The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.