Form 10QSB
period 2002-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2002-11-19
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS


                                                                                               Page
                                                                                               ----
         Condensed Balance Sheets September 30, 2002 (Unaudited)
                  and December 31, 2001                                                          3
         Statements of Operations (Unaudited) Three Months Ended
                  September 30, 2002 and 2001, and Period from
                  August 30, 1997 to September 30, 2002                                          4
         Statements of Operations (Unaudited) Nine Months Ended
                  September 30, 2002 and 2001                                                    5
         Statements of Cash Flows (Unaudited)                                                    6
         Notes to the Financial Statements (Unaudited)                                           7

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                     Sept. 30, 2002 (Unaudited)      December 31, 2001
                                                     --------------------------      -----------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                          $                  123,470      $         193,806
  Accounts Receivable, Less Allowance of $44,000                        150,131                137,460
  Note receivable - related party                                        20,496                 20,496
  Inventory                                                             746,509                769,644
  Prepaid insurance                                                       4,183                  4,183
                                                     --------------------------      -----------------
      Total Current Assets                                            1,044,789              1,125,589
                                                     --------------------------      -----------------

PROPERTY AND EQUIPMENT AT COST
  Property and Equipment                                                 67,698                 57,185
  Accumulated Depreciation and Amortization                             (29,197)               (20,782)
                                                     --------------------------      -----------------
      Net Property and Equipment                                         38,501                 36,403
                                                     --------------------------      -----------------

OTHER ASSETS
  Prepaid Royalties                                                     711,505                511,505
  Deposits                                                               12,180                  1,550
  Patents and Licenses                                                2,847,667              2,297,667
  Less:  Accumulated Amortization                                      (470,487)              (348,466)
                                                     --------------------------      -----------------
      Total Other Assets                                              3,100,865              2,462,256
                                                     --------------------------      -----------------

TOTAL ASSETS                                         $                4,184,155      $       3,624,248
                                                     ==========================      =================

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                   $                  544,856      $          33,989
  Accrued Payroll                                                        34,458                 20,906
                                                     --------------------------      -----------------
      Total Current Liabilities                                         579,314                 54,895
                                                     --------------------------      -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued                                      --                     --
  Common stock, par value $.001; 40,000,000
    shares authorized, 14,382,994 & 13,342,994
    shares issued and outstanding respectively                           14,384                 13,344
  Common stock subscribed                                                   140                     --
  Additional Paid in Capital                                          7,667,205              7,121,385
  Deficit Accumulated in Development Stage                           (4,076,888)            (3,565,376)
                                                     --------------------------      -----------------
      Total Stockholders' Equity                                      3,604,841              3,569,353
                                                     --------------------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $                4,184,155      $       3,624,248
                                                     ==========================      =================

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended                Period from
                                                                      September 30                August 30, 1997 to
                                                                  2002            2001            September 30, 2002
                                                              ------------      ------------      ------------------
SALES                                                         $     44,422      $     19,839      $          689,720

COST OF SALES                                                       40,302             6,001                 259,746
                                                              ------------      ------------      ------------------

GROSS PROFIT                                                         4,120            13,838                 429,974
                                                              ------------      ------------      ------------------

OPERATION EXPENSES
             Selling, general and administrative expenses          144,441           163,870               3,766,822
             Amortization                                           40,584            27,058                 642,517
           Depreciation                                              2,805             1,806                  54,166
                                                              ------------      ------------      ------------------
               Total Operating Expenses                            187,830           192,734               4,463,505
                                                              ------------      ------------      ------------------

           NET EARNINGS FROM OPERATIONS                           (183,710)         (178,896)             (4,033,531)
                                                              ------------      ------------      ------------------

OTHER INCOME
  Interest income                                                      682             3,081                  60,039
  Interest expense                                                      --              (478)                (13,485)
  Royalty income                                                     1,095                --                   6,670
  Gain/Loss on Sale of Asset                                            --            (4,723)                (13,200)
  Miscellaneous                                                         --                87                  36,213
                                                              ------------      ------------      ------------------
               Total other income (expense)                          1,777            (2,033)                 76,237
                                                              ------------      ------------      ------------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                    (181,933)         (180,929)             (3,957,294)
                                                              ------------      ------------      ------------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                                     --                --                (119,594)
                                                              ------------      ------------      ------------------

NET LOSS                                                      $   (181,933)     $   (180,929)     $       (4,076,888)
                                                              ------------      ------------      ------------------

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE                  $      (0.01)     $      (0.01)     $            (0.42)
                                                              ------------      ------------      ------------------

Cumulative effect on prior years of the change in
accounting principle                                                    --                --                   (0.01)
                                                              ------------      ------------      ------------------

NET EARNINGS (LOSS) PER SHARE                                 $      (0.01)     $      (0.01)     $            (0.43)
                                                              ============      ============      ==================

WEIGHTED AVERAGE SHARES                                         14,291,580        13,126,318               9,557,936

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30
                                                         2002              2001
                                                     ------------      ------------
SALES                                                $    110,759      $     82,232

COST OF SALES                                              58,010            49,551
                                                     ------------      ------------

GROSS PROFIT                                               52,749            32,681

OPERATION EXPENSES
    Selling, general and administrative expenses          442,640           564,258
    Amortization                                          122,021           108,232
    Depreciation                                            8,415            12,210
                                                     ------------      ------------
          Total operating expenses                        573,076           684,700
                                                     ------------      ------------


NET EARNINGS (LOSS) FROM OPERATIONS                      (520,327)         (652,019)

OTHER INCOME
  Interest income                                           2,152            11,834
  Interest expense                                             (7)           (2,628)
  Royalty income                                            6,670                --
  Gain/Loss on Sale of Asset                                   --            (4,723)
  Miscellaneous                                                --            10,314
                                                     ------------      ------------
          Total other income (expense)                      8,815            14,797
                                                     ------------      ------------

NET LOSS                                             $   (511,512)     $   (637,222)
                                                     ============      ============

NET EARNINGS (LOSS) PER SHARE                        $      (0.04)     $      (0.05)
                                                     ============      ============

WEIGHTED AVERAGE SHARES                                14,272,663        12,556,402

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine months ended               PERIOD FROM
                                                                     September 30               AUGUST 31, 1997 TO
                                                                2002               2001           SEPT. 30, 2002
                                                            ------------      ------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $   (511,512)     $   (637,222)     $       (4,076,888)
  Adjustments to reconcile net earnings (loss) to cash
  used in operating activities
    Amortization                                                 122,021           108,232                 642,517
    Bad debt expense                                                  --                --                  48,435
    Cumulative effect of change in accounting principle                                 --                 119,594
    Depreciation                                                   8,415            12,210                  54,166
    Gain (loss) on sale of assets                                     --             4,723                   2,753
    Common stock issued for services                                  --                --                  67,494
    Change in assets and liabilities
      Accounts receivable                                        (12,671)          (60,699)               (234,797)
      Note receivable                                                 --            15,735                      --
      Inventory                                                   23,135            25,038                (746,509)
      Prepaid Expenses                                             1,550            (8,496)               (515,688)
      Deposits                                                   (12,180)               --                 (12,180)
      Accounts payable                                            10,867           (25,367)                 44,856
      Accrued liabilities                                         13,552            (4,487)                 34,458
                                                            ------------      ------------      ------------------
          Net cash used in operating activities                 (356,823)         (570,333)             (4,571,789)
                                                            ------------      ------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                          (10,513)           (5,745)                (82,424)
  Organization costs                                                  --                --                (129,291)
  Acquisition of licenses/patents                                (25,000)               --                (110,000)
  Proceeds on sale of equipment                                       --                --                  47,440
                                                            ------------      ------------      ------------------
          Net cash used in investing activities                  (35,513)           (5,745)               (274,275)
                                                            ------------      ------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                       --                --                   6,554
  Loan principal repayments                                           --                --                 (66,990)
  Loan principal repayments - related party                           --           (11,746)               (134,265)
  Proceeds from sale of stock                                    322,000           450,500               5,164,235
                                                            ------------      ------------      ------------------
          Net cash provided by financing activities              322,000           438,754               4,969,534
                                                            ------------      ------------      ------------------

NET INCREASE (DECREASE) IN CASH                                  (70,336)         (137,324)                123,470

Cash - Beginning of Period                                       193,806           428,478                      --
                                                            ------------      ------------      ------------------

Cash - End of Period                                        $    123,470      $    291,154      $          123,470
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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2001 has been taken from the company's audited financial statements at that date. The balance sheet at September 30, 2002, the statement of operations for the three months and the nine months ended September 30, 2002, the three months and the nine months ended September 30, 2001 and the period from August 31, 1997 to September 30, 2002, and the statement of cash flows for the nine months ended September 30, 2002, the nine months ended September 30, 2001 and the period from August 31, 1997 to September 30, 2002 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

         The estimated service lives used in determining depreciation and amortization are:

                  Description                          Estimated Service Life
                  -----------                          ----------------------
                  Automobiles                                   5 years
                  Office furniture and equipment                5-7 years
                  Leasehold improvements                        4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $2,191 and $8,505 for the third quarters of 2002 and 2001, respectively. Advertising and marketing expense totaled $19,001 and $40,696 for the nine months ended September 30, 2002 and 2001, respectively.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $9,574 and $12,812 for the third quarters of 2002 and 2001, respectively. Rent expense for all operating leases was $28,213 and $34,496 for the nine months ended September 30, 2002 and 2001, respectively.

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

         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2,

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $496,505 as of both December 31, 2001 and September 30, 2002.

7.       CONCENTRATIONS

         Approximately 24 percent of the sales in the third quarter of 2002 were made to two customers and 29 percent of the sales in the third quarter of 2001 were made to a two customers.

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

         RESULTS OF OPERATIONS - THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

         Summit Environmental's sales for Q3 2002 were 223.9 percent of Q3 2001
- $44,422 in Q3 2002 compared to $19,839 in Q3 2001. Gross margin was 9.27 percent for Q3 2002 compared to 69.75 percent for Q3 2001. Sales have not reached a level to generate consistent gross margin percentages.

         Operating expenses dropped 2.6 percent during Q3 2002 over Q3 2001. Operating expenses decreased by $4,904 from $192,734 in Q3 2001 to $187,830 in Q3 2002.

         Amortization and depreciation were $43,389 in Q3 2002 and $28,864 in Q3 2001.

         Summit had a net loss from operations of $183,710 for Q3 2002, up from a net loss of $178,896 for Q3 2001, a $4,814 or a 2.69 percent increase.

         RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 2002 COMPARED TO FIRST THREE QUARTERS OF 2001

       Sales from operations were $110,759 for the first three quarters of 2002 compared to sales of $82,232 for the first three quarters of 2001, a 34.7 percent increase. Gross margin on these sales was 47.6 percent in the first three quarters of 2002 and 39.7 percent in the first three quarters of 2001.

       Operating expenses were down to $573,076 for the first three quarters of 2002 compared to $684,701 for the first three quarters of 2001, a reduction of $111,624 or 16.3 percent.

       We experienced a net loss of $511,512 in the first three quarters of 2002, down 19.7 percent from the $637,222 loss of the first two quarters of 2001. The loss per share of common stock was $0.04 for the first three quarters of 2002 versus $0.05 for the same period of 2001.

       Some balance sheet items that reflect significant changes from December 31, 2001 to September 30, 2002 are: cash, down to $123,470 from $193,806, accounts receivable, up to $150,131 from $137,460, inventory, down to $746,509 from $769,644, and accounts payable, up to $544,856 from $33,989.

       The net loss of $511,512 in the first three quarters of 2002 was financed in part by $322,000 in proceeds of sale of 540,000 shares of common stock and partly from $130,436 in amortization and depreciation.

         OVERVIEW

         During 2001, the company finalized distribution agreements and product certifications which had been ongoing. This remained in conjunction with our vision to market Summit's products through strategic alliances. Of special note, new international agreements were executed for Mexico, China, Scandinavia and Canada.

         In Mexico, a joint venture agreement between Summit and Earth Safe Technologies will sell FlameOut(R) FOAM and several of our remediation products. The primary customer for the joint venture will be Pemex, the national oil company of Mexico. FLAMEOUT(R) FOAM was approved by Pemex as an acceptable replacement for 3M's AFFF. Numerous contaminated sites from oil field production will become projects for water and soil remediations. Management negotiated an exclusive marketing arrangement with Dr. Mohsen Amiran for bioremediation technology. Products and application procedures have been submitted through Earth Safe Technologies to Pemex for approval for remediation project purchase orders. Due to what we feel is unjustified requests for payment up front to the agent in Mexico, we are in discussions with new marketing agents in October in Monterey and Guadalajara.

         In China, the Tianfa Corporation and the Tianyang Group became the master distributor for FlameOut(R). We agreed to assist and advise in the manufacturing of aerosol cans utilizing FLAMEOUT(R), producing a product similar to FIREPOWER 911(TM). In the terms of the agreement, the company will receive a 5% royalty from the wholesale sale of each can produced. The first year agreement requires the purchase of three container loads of FlameOut(R). This will provide enough product to fill 500,000 aerosol cans. Should the required purchases not be made, the agreement reverts to a non-exclusive distributor agreement. We no longer believe Tianfa will perform according to their committed term. If no performance occurs, the contract will terminate. We have interested parties on hold due to the Tianfa Agreement.

         In Scandinavia, Tecno Supplies began selling FIREPOWER 911(TM) in February 2001. FLAMEOUT(R) was utilized in initial tests with the Norwegian Air Force and Exxon of Norway for the purpose of replacing 3M's AFFF. Several orders have gone to Tecno during 1st and 2nd quarter 2002. Summit has filled first-time orders for FlameOut(R) Foam, fire retardants and odor block products in addition to FlameOut(R) and FirePower 911(TM) during the 2nd quarter. During September, the Norwegian Air Force conducted official tests on FlameOut(R) and FlameOut(R) Foam. Representatives from military organizations, airport authorities and petroleum companies from Sweden, Finland, Denmark, Norway and Poland were present. The Civil Air Authority of Scandinavia ordered product from Tecno Supplies within just a few days. Immediate tests are scheduled by the Civil Air Authority in November for the purpose of certifying FlameOut(R) and FlameOut(R) Foam for use at the Stockholm, Sweden, and Oslo, Norway airports. In October, we shipped our largest order to date to Tecno Supplies in October.

         In Canada, Summit and 614575 Alberta Limited, which changed its dba to Just-In Case Fire Ltd., executed an agreement for the selling of FLAMEOUT(R) for resale in portable and mobile fire extinguishing systems for home and remote property respectively. We granted to Just-In Case Fire Ltd. the exclusive right to repackage FLAMEOUT(R) for systems manufactured by Just-In Case Fire Ltd. For the granting of this exclusivity, we receive a royalty from each unit sold. There have been several orders placed by Just-

In Case Fire Ltd. which began manufacturing the "Fire Caddy" in June 2002. Just-In Case Fire calculated the first royalties payable to Summit at end of Quarter 2 which have been recorded in the financials. Just-In Case Fire delivered its first shipment of FlameOut(R) sold to a fire department in Alberta, Canada, in June 2002. (see Photo Album on website.) Just-In Case Fire has recently started marketing FirePower 911(TM) in Canada. During August, Keith Parker, CEO and Dr. Dennis Stripling, Summit director, traveled to Belize. Summit sponsored the National Fire Olympiad. FlameOut(R), FirePower(TM), and the Fire Caddy(TM) were featured in fire department demonstrations. Resort managers and owners were invited to these demonstrations. Initial sales were made through a hardware store in San Pedro and to Victoria House, the oldest and most well-known resort in Belize. Several new requests for products have been requested by other resorts on the island of San Pedro. Dr. Stripling returned to Belize in October to follow-up on the completion of these and other sales.

         With regard to our one-of-a-kind portable aerosol fire extinguisher, FirePower 911(TM), management has held fast to the theme of establishing a sound retail pricing structure. Very early, we were successful in getting FIREPOWER 911(TM) approved by Wal-Mart on a regional basis, first, and then elevated to full category status. Existing purchase orders were in hand.

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

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. In February, 2002, Lowe's Home Improvement Centers scheduled FIREPOWER 911(TM) for an in and out sale test markets scheduled for June and October 2002.Approximately (150-200) selected Lowe's locations are scheduled to conduct this test market in conjunction with the National Fire Prevention Month. We were not given sufficient time to fulfill the orders for June, therefore management requested a stop on process. October was considered the next optimal date. Triple-S has been notified that we are not necessarily ready to proceed at this point due to a new direction for FirePower 911(TM) which will be discussed below with regards to Reliant Interactive Media and a nationally recognized celebrity endorsement. Triple-S has notified management of a scheduled appointment at Lowe's National Headquarters on September 5, 2002, for the purpose of carrying the company's absorbent product Ultimate Absorb(TM) 1103 (discussed further herein).

         One week before meeting with Reliant, management met with QVC at its headquarters in Pennsylvania. FIREPOWER 911(TM) was approved for programming. We have been in the process of satisfying the Quality Assurance requirements at QVC for over 2 years. The anticipated start date of April 2002 was delayed due to the new shipping requirements at QVC since September 11, 2001. We provided three years of UPS shipping documents for the purpose of establishing Summit as a drop-ship vendor. Management has informed Reliant of the necessity of taking FirePower 911(TM) to Home Shopping Network should final approval and airing not occur in the very near future.

         In March 2002, we met with Reliant Interactive Media Group for the purpose of representing Summit's FirePower 911(TM) product at QVC or Home Shopping Network International. Reliant founders Kevin and Tim Harrington have a fifteen year plus expertise in direct television shopping in both home shopping and infomercial venues. Reliant merged with Thane Distribution Group during 2nd quarter 2002. Therefore, our agreements have been executed with Thane. Reliant/Thane represents such notables as Bruce Jenner, Kathy Smith and Tony Little. Summit and Reliant/Thane have agreed to place our products in the shopping channel venues of QVC or HSN and the development of 30-minute infomercial for FIREPOWER 911(TM). QVC, concerned over new DOT hazardous material shipping regulations since September 11, 2001, has requested from us information supporting the fact that we have been shipping FirePower 911(TM) standard ground service with UPS with no surcharge for classification as a hazardous material. This concern at QVC has come up since the can was under pressure which exceeded specified pressure requirements. We, in conjunction with assistance from UPS, provided a letter from UPS stating that due to the specific type of aluminum used for the FirePower 911(TM) can, the type of propellants used and the non-toxic certification of FlameOut(R), FirePower 911(TM) could be classified as a Consumer Commodity with US DOT shipping guidelines. This substantiation supports our shipping of FirePower 911(TM) via UPS ground service for the last five years. In October, QVC requested a second letter further defining a section of the previous UPS letter. Should this letter fail to satisfy QVC, we have instructed Reliant/Thane to reopen the product submission at Home Shopping Network.

         With the successful execution of a production agreement for television and the establishment of FirePower 911(TM) as the only validated and rated fire extinguisher in an aerosol can in the world, management set out to obtain the endorsement of a nationally recognized celebrity to promote FirePower 911(TM) in all venues of marketing. During June, contracts were initiated and at the end of July 2002, management negotiated and successfully reached terms with the agents and attorneys establishing George Foreman as the official company spokesperson and endorsing agent for FirePower 911(TM). The agreement was executed by all parties on July 30, 2002. We are looking for the initial promotion in first quarter 2003.

         In November 2001, we executed a distributorship agreement with a direct sales company, Lighthouse America. Lighthouse, dba Teamfire, previously sold a non-rated fire extinguishing product as a fire extinguisher. This resulted in regulatory enforcement action which halted Lighthouse's activity. When FIREPOWER 911(TM) was discovered by Lighthouse, an agreement was negotiated. FIREPOWER 911(TM) is the only rated and validated fire extinguisher in an aerosol can in the marketplace. Teamfire began introducing FIREPOWER 911(TM) to its base of 7000 dealers. We also receive a royalty on the sale of all FIREPOWER 911(TM) sold by Teamfire. Second and third orders were received by us during the first quarter

2002. Receivable royalties were also paid. Teamfire is being merged into Lighthouse's Free Store internet shopping store in 4th quarter 2002. More about the Free Store will be discussed with Pannache Luscious Cosmetics.

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

         We were notified by our strategic alliance partner, MPI, that FirePower 911(TM) has now been officially endorsed by the Chilean National Fire Department. In the 125 year history of the National Fire Department of Chile, FirePower 911(TM) is the first product ever officially endorsed. During 4th quarter 2002, MPI has notified the company that the first container order for FirePower 911(TM) will be placed in an initiative that projects the selling of 250,000 cans of FirePower 911(TM) in Chile over the next two years. The initiative will be carried by the fire fighters of Chile selling FirePower 911(TM) to the citizens of the country directly. The sales campaign will be supported by a television infomercial which shows the performance level of FirePower 911(TM) from video footage recorded during the series of official government testing of FirePower 911(TM). The promotion will also inform the citizens that a portion of all proceeds will be used to build a fund to update the fire fighting equipment within the local fire departments.

         During the week of October 14, 2002, we and representatives of MPI met with the United States Regional Director of the United States Export/Import Bank. We have been qualified for an innovative export program which will not only support our initiatives with MPI in Chile, but all export operations.

         The program will allow us to offer credit terms to our international customers. Once a purchase order is received, we can finance the purchase order at our local bank or ExIm Bank designated banks. ExIm Bank guarantees our loan to the bank as we purchase Export Credit Insurance to insure the guarantee. The initial purchase order is for 60,000 cans shipped over the first 180 days which will amount to around $700,000. We are expecting the first purchase order during 4th quarter 2002 according to information supplied to us at the Export Import Bank meeting.

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

         During April 2002, management was contacted by the Underwriting Department at Bituminous Insurance Company. Bituminous has been a specialty property insurer in such fields as oil and gas exploration, mining and logging and timber production industries. When considering all of the features of FlameOut(R), Bituminous felt that the presence of FlameOut(R) in the systems on specialty logging equipment, fire extinguishers containing FlameOut(R) and FirePower 911(TM) would augment their idea for new loss control features. New underwriting guidelines adopted at Bituminous in June 2002, notified current insureds that failure to implement the fire prevention measures would lead to non-renewal of coverage in the event of a loss. All new applications require FlameOut(R), FirePower 911(TM) and fire suppression systems as part of consideration for underwriting. Summit reached a multiphase agreement with Bituminous which would help Summit market FlameOut(R) and FirePower 911(TM) and Bituminous reduce losses. Bituminous mailed FlameOut(R), FirePower 911(TM) and videos showing the products work beginning June 2002. Summit agreed to establish dealers in the Bituminous marketing areas. The obvious and ideal situation would be to establish marketing through the Bituminous Casualty Insurance Agencies which already have the captioned customer base within the prospective agencies. As of the middle of July

2002, the company had reached agreements with agencies for marketing in Texas, Oklahoma, Arkansas, Louisiana, Mississippi, Alabama, Georgia, Tennessee, Virginia, West Virginia, North Carolina, South Carolina, Minnesota and Wisconsin. The first orders were received by the company the end of July 2002. We have negotiated an agreement and established an account for the purpose of having special 2 1/2 gallon and 6 Liter water fire extinguishers into which FlameOut(R) is added manufactured for us. This meets one of the Bituminous requirements for the purpose of continuing to offer property fire insurance coverage to their insureds.

         In September, we participated in the American Loggers Council National Meeting with Bituminous in Duluth, Minnesota. We conducted fire extinguishing demonstrations. These demonstrations led to sales at the show, the establishment of a new distributor in New Zealand and agreements with an equipment manufacturer supplying FlameOut(R) on their equipment. The equipment involved in the industry varies from $175,000 to $400,000 each.

         A new initiative has been discussed between Bituminous and Summit. Plans to announce the joint marketing effort are planned for 4th quarter 2002.

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

          All parties concede that this testing process has been very tedious and time-consuming. The reward for us will be a head start in the market. Regardless of the unknowns with which we have dealt, Ultimate Clean 668(TM) has not experienced setbacks which prevent the direction of moving closer to an expected final Quality Products Listing. The lab conducting the test protocols for the MIL-PRF-85704C has notified us that ULTIMATE CLEAN 668(TM) has successfully conformed with the requirements for corrosion, crazing, painted surfaces, acrylic surfaces, and water and acid stability. The areas of complication for approval stem from the fact that ULTIMATE CLEAN 668(TM) is an aqueous based product. The test protocol, which is 50 years old, was originally designed for petrochemical products. We are still committed, as is BioGenesis, to the completion of the test protocol. The successful completion means large numbers of sales for us due to our marketing alliance with International Aero, Inc. The test to satisfy final requirements are still in process. A meeting among management, the laboratory and BioGenesis took place during the 3rd quarter of 2002 for the purpose of establishing some median ground for the tests. While all parties agree that the cleaning capabilities of 668 are superior to other products, the physical characteristics of organic compounds in the 668 formulation are giving what is believed to be false readings in Anatomic Spectrometer tests. Management is focused on completing this protocol and is scheduling a visit to the laboratory during August-September 2002. During August we sent each of the ingredients in separate containers to the lab for the purpose of identifying which ingredient could be giving off what Dr. Amiran maintains are false readings. Our submissions revealed an ingredient which could be the problem. With this information, Dr. Amiran resubmitted product to the lab on October 21, 2002.

         Through South American alliance partner MPI, we submitted material, product, and previous certifications to the authorities in Brazil and Argentina in order to obtain the appropriate approvals and ratings for sale in the Mercosur area of South America. The existing certifications on FLAMEOUT(R) have been accepted. In Brazil during fourth quarter 2001, FLAMEOUT(R) passed some very critical Class B tests. We introduced FLAMEOUT FOAM(R) into Brazil through MPI due to the elimination of the availability and sale of AFFF. This added to the length of time before final product approval but greatly increased the size of the marketplace. This will clear the way for us to begin sales through Marketing Perspectives Incorporated ("MPI"). Their distributor in Brazil has orders to be filled promptly when the certification process is completed. The approval process will also be accepted in the other Mercosur Pact countries--Argentina, Uruguay and Paraguay. Summit and MPI have entered into a Joint Venture Agreement to produce FLAMEOUT(R) and FlameOut Foam(R) in South America. In order to fill product orders for government contracts, offices, installations and airports, the product must be produced within the Mercosur. Summit and MPI are in the process of producing the first production run of FLAMEOUT(R) AND FLAMEOUT FOAM(R). Tests will be conducted on the South American produced FLAMEOUT(R) AND FLAMEOUT FOAM(R) in order to verify its performance against the standard already established by the completed tests of FLAMEOUT(R) and FlameOut Foam(R) shipped to Brazil in 2001. Until the economic crisis in Brazil and Argentina are stabilized our projects are on hold. Once the IMF reinstates both countries, these projects will qualify for our Export Import Bank Purchase Order receivables program.

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

         Pageants have been held every weekend from October 1, 2001, through July, 2002. There were over 50,000 contestants introduced to - and many used - Luscious Lips in the Arkansas pageant system. Jessie Ward's photos appear in all official company publications and web sites. The official web address is www.lusciouslips.cc and www.pannachelusciouslips.com. With Jessie Ward's reign as Miss Arkansas ending in July 2002, she joined the staff of Pannache in August. Her first appearance was at the International Congress of Esthetics Southwest in Dallas, August 24-26, 2002.

         The initially established dealer network attained a closing ratio of close to 100%. When purchasing the initial inventory for a dealer, a dealer purchases at 50% off of retail and makes 100% profit on resale. Our margin is at 106%. The direct sales test market directed to drill teams and cheerleading groups produced a 100% closing ratio. Pannache became an associate member of the Texas High School Dance and Drill Teams Association, whose state convention was held in Houston, Texas, January 3-5, 2002. Over 100 high schools requested appointments for presentations for product use for the team and our concept of using Luscious Lips as its fund raising product. There are 178,000 drill team participants in high schools in Texas each year. Couple this with the middle and high school cheerleaders, and the market is over 500,000 participants in Texas alone. August of 2002 saw targeted fund raising programs especially designed for these groups. The initial dealer locations are throughout Northeast Texas, Arkansas, Missouri, and Georgia.

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

         As a result of Summit's and Lady Burd's previous successful negotiations for the patent rights to Luscious Lips, Lady Burd appointed Summit as the exclusive distributor for all of Lady Burd's products (over 100) within the area formerly served by the Dallas, Texas Apparel Mart Showroom. The show room inventory was moved to our new headquarters in April 2002. The first official day of business was May 1, 2002. The assignment of the distributorship to Summit by Lady Burd provided a 3,500 name Lady Burd customer list. We have moved to a new location where showroom facilities are now provided. The new showroom staff called, mailed, and established contact with about 100 of these customers during the months of June and July. Distributors have been established in North Carolina, Mississippi, California and Florida. A new direct sales company began selling products under a private label in June 2002.

         Lady Burd has chosen to use the International Congress of Esthetics Southwest, August 24-26, 2002, as the introductory show for the new Lady Burd fall line. Our marketing venue will be the first representation for all products. The sales and new customers from the show become sales and customers of Summit.

         During the 3rd quarter of 2002 we submitted two new Pannache Luscious Cosmetics products to QVC for programming sales promotions. The Pannache Luscious Dust Brush and Pannache Pretty Pout are scheduled for airing in December 2002.

         The Luscious Dust Brush is a unique dispensing pump for body glistening powder featuring a brush on one end which evenly distributes the powder. The product for finishing touches for make-up complimenting. We received our first purchase order of 4600 brushes for the first QVC programming presentation scheduled for December 28, 2002.

         Pannache Pretty Pout is a lipid lip serum whose continued use for approximately 30 days will plump lips giving them a fuller look. Pretty Pout is supported by clinical tests substantiating the claim about the product's performance. This product is an option for collagen injection. We received our first purchase order for bottles of Pretty Pout from QVC in October 2002. Programming is scheduled for December 28, 2002, a day QVC has dedicated for 24 hour non-stop programming for cosmetic related products.

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

         When attempts to market a product like FIREPOWER 911(TM) are met with "copycats" which have not passed the scrutiny of the validations, listings and ratings, an education issue is created which must be carried out at the buyers' level. For this education effort to have meaningful effect, enforcement action is required by the state fire marshals' offices. These enforcement actions are public record. We now have our marketing and merchandising representatives equipped with information showing the buyers that there are issues other than the cheapest product in an aerosol can. The Texas State Fire Marshal's office has been instrumental in enforcing the regulations with regards to NFPA 10, the required standard for portable fire extinguishers. These regulatory actions on copycat products of FIREPOWER 911(TM) have seen several products removed from the shelves of retailers and from programming on shopping channels. We have been working with several product rep groups making presentations into several of the large mass merchandisers. With the approval of FIREPOWER 911(TM) for an "in and out" test market at Lowe's, for airing on QVC or HSN through Thane Distribution Group and a 30 minute infomercial, Summit feels that it has successfully neared the end of the education curve with regard to aerosols. During the 2nd quarter of 2002, we initiated the last phase for a complete marketing program for FirePower 911(TM). The successful negotiation with George Foreman has positioned FirePower 911(TM) to become what the company believes to be a household name through the planned promotion.

         Presenting the information in this format last year and prior to the negotiation of the Foreman initiative, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). We also sold through one of its distributors FirePower 911(TM) which was placed in Home Depot for test sales in June 2002. We notified Triple-S Marketing that we were not ready to proceed in August due to the Foreman agreement and programming on QVC.

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

         We have executed an agreement for the sale of FIREPOWER 911(TM) with Lighthouse America and its direct sales company TEAMFIRE. TEAMFIRE previously had 7,000 direct dealers selling a non-rated portable fire product that was classified as a portable fire extinguisher by State Fire Marshals. TEAMFIRE's selling efforts were halted due to Fire Marshal regulatory citations. TEAMFIRE has a great appreciation for FIREPOWER 911(TM) because of its experience with the Fire Marshal's offices. With FIREPOWER 911(TM) which is the only rated and validated portable fire extinguisher in an aerosol can in the world, TEAMFIRE feels that they will quickly begin to move FIREPOWER 911(TM) through their established network of direct dealers. Before regulatory measures halted TEAMFIRE's selling, previous sales were $1.6 million from January through August, 2000. The first shipment of product to Lighthouse occurred in November, 2001. Additional shipments occurred during February, 2002. TEAMFIRE notified us in August 2002 that they were removing FirePower 911(TM) from TEAMFIRE. They are focusing all of their attention on another direct marketing company of Lighthouse, The Free Store. The Free Store focuses on selling products at 50% off retail to their wholesale distribution network via their internet store. Selected distributors have their own websites to assist in building home based businesses. Premier Distribution possesses websites that have seven sites with shopping carts able to sell taking credit card orders. The Lighthouse Free Store currently has over 400,000 distributors. Approximately 10% of that base are Premier Distributors. The Free Store product catalog will not only feature FirePower 911(TM), but the entire line of Pannache Luscious Cosmetics.

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

         Initial promotions are being planned for the 1st quarter of 2003, we have been in the process of substantiating the classification of FirePower 911(TM) at QVC according to US-DOT shipping guidelines. QVC previously marketed a non-rated product similar to FirePower 911(TM) but not a rated fire extinguisher. Public records on file with the State Fire Marshal's Office in Austin, Texas, show this product removed from programming by action of the Texas State Fire Marshal. Issues surrounding this experience for QVC have complicated the issues for us as it applies to FirePower 911(TM). We have been required to provide support documentation from UPS with regards to FirePower 911(TM) classification for shipping. We have been shipping FirePower 911(TM) via UPS classified as an aerosol non-flammable consumer commodity for five years. UPS concurs with our position that our product FirePower 911(TM) meets all of the US-DOT requirements as classified. UPS provided us with one letter for the purpose of satisfying QVC's needs. QVC notified us they needed a further definition surrounding a portion of the UPS letter. UPS provided us the second letter on October 14, 2002, and we submitted it to QVC. We are awaiting their response. Once QVC is satisfied on their issues, we anticipate a quick final approval, purchase order and programming date. We feel that QVC's issues are centered around their previous experience with a non-rated product. Therefore, if they cannot resolve their issues, we have instructed Reliant/Thane to proceed with Home Shopping Network.

         In June 2002, management met with George Foreman, Jr. for the purpose of demonstrating and proposing an arrangement for George, Jr. to present FirePower 911(TM) to his father, George Foreman. The proposal was that of George Foreman becoming the spokesperson for FirePower 911(TM). Summit was put in contact with the agents representing George Foreman, and on July 30, 2002, an agreement was executed.

         George Foreman will appear in the soon-to-be-produced FirePower 911(TM) infomercial produced by Kevin and Tim Harrington at Reliant Interactive Media/Thane Distribution Group, doing promotional spots for home shopping channels and be part of the retail advertising program for FirePower 911(TM).

         FLAMEOUT(R) was submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol continues for eighteen months. The Forestry Service requested and we supplied the actual test product in order to complete the protocol in June 2001. Through our Canadian Strategic Alliance Partner, Mark Hayes dba Just-In Case Fire Ltd., the aerial fire fighting company Pro Air, Northern Air Response and the Canadian Forestry Service are following the U.S. Forestry Service's test. Feedback is that FLAMEOUT(R) is performing very favorably. The reports received by us are that the Canadian Forestry will accept the U.S. Forestry approval for immediate sales in Canada. We have been notified of pending orders at Pro Air and Northern Air Response. We are anticipating the completion of the sediment stability tests and mammalian toxicity tests. The final stages when completed will open what we feel is a defining moment in the company. One contract into which FlameOut(R) has been approved pending Canadian Forestry approval is for a minimum of 40,000 gallons per year. According to information received by us from our marketing partner in Canada, this contract used 110,000 gallons of fire suppressant during 2002. This contract is for one province in Canada. We have been informed that Canadian Forestry will grant their approval from the U.S. Forestry approval.

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

         In 2001, we began discussions with a Canadian company for the purpose of using FLAMEOUT(R) exclusively in their gasoline and battery generated home fire extinguishing systems, The Fire Caddy, can be seen on our website under the photo album. The agreement with Just-In Case Fire Ltd. allows for the placement of 5 gallons of FLAMEOUT(R) within each unit sold and an additional 5 gallons of FLAMEOUT(R) as back-up to be sold with each Fire Caddy. The agreement between Summit and Just-In Case Fire allows the wholesale purchase of FLAMEOUT(R) for the Fire Caddy System. By virtue of the exclusive arrangement between us and Just-In Case Fire, we receive royalties on the sale of each of the Fire Caddy units. First royalties were earned during the 2nd quarter of 2002. Orders from Just-In Case Fire doubled in July over orders received in June 2002.

         In China, Summit and The Tianfa Corporation and The Tianyang Group executed an agreement for the sale of FLAMEOUT(R) and technical assistance for canning aerosol can fire extinguishers. Tianfa Corporation is China's leading energy company and is listed as a Class A Stock on the Shanghai Stock Exchange. The agreement allows Tianfa/Tianyang to purchase FLAMEOUT(R) at wholesale and then repackage FLAMEOUT(R) in aerosol cans in China, manufacturing a product similar to FIREPOWER 911(TM). We will in turn receive a 5% royalty on all wholesale sales of aerosol cans. We are sensitive to the lack of initiative thus far by Tianfa and realize this agreement could terminate.

         During February 2000, we sold our first order of FIREPOWER 911(TM) to our Scandinavian distributor, Tecno-Supplies, in Norway. In April 2001, Tecno-Supplies ordered its first shipment of FLAMEOUT(R). A portion of this initial order has been sold to Exxon of Norway. Tests results have been favorable. Currently, we are preparing to supply documentation and product for FLAMEOUT(R) approval in the North Sea. During June 2002, Tecno added the new FlameOut(R) Foam, the company's granular fire retardant FR-4, and Ultimate Odor Block(TM) to its latest order from the Company. Tests were recently conducted on FlameOut(R) and FlameOut(R) Foam by the Norwegian Air Force. The results experienced led to immediate orders from Tecno-Supplies for more product which will be tested in November by the Civil Air Authority in Scandinavia. Representatives from Norway, Sweden, Denmark, Finland, and Poland were present at the previously mentioned tests from various military organizations, airport authorities and petroleum companies. The November tests were scheduled immediately in order that successful tests would result in prompt approvals in December for the purpose of FlameOut(R) and FlameOut(R) Foam being certified to replace AFFF. The successful approvals would specify FlameOut(R) and FlameOut(R) Foam at the Stockholm, Sweden, and Oslo, Norway, airports.

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

         The product formulation being made from organic compounds is creating - in management's and BioGenesis' minds - false readings for elemental content for salts on the anatomic spectrometer test for elemental content. Dr. Amiran feels that the organic nature of the formula is causing unidentifiable readings. The group will travel to the lab with all the ingredients to the formula in separate containers. There they will observe the testing of each individually. Next, product will be mixed to form the concentrate and test again. Then, dilution of the concentrate to make the "ready to use" version and testing will be done in anticipation of either the company or the laboratory developing an understanding of applying an organic compound to a chemically designed test protocol. The test of the individual ingredients of the 668 formula yielded the readings which could give the false reading which Dr. Amiran has suspected was causing the reading 668 has been receiving. We resubmitted a revised formula on October 21, 2002. Management and all parties concerned are dedicated to the completion of the process.

         Our development of ULTIMATE ABSORB 1103(TM) has led to our negotiating the purchase of the patents, formulas, and intellectual property rights. Of special importance to this agreement is the completion of the never-before-issued EPA Landfill Stamp approval. ULTIMATE ABSORB 1103(TM) already meets or exceeds the requirements for EPA (as non-toxic), USDA, FDA, WHO and California Title 22 approvals. However, the EPA Landfill Stamp allows for encapsulated and absorbed materials to be deposited in landfills anywhere. On April 2, 2001, we were notified that Ultimate Absorb 1103(TM) had successfully passed protocol for stabilized heavy metals in the hazardous materials containment portion of this testing. No other product has ever completed this portion of the test protocol. We have introduced the absorbent in South America, Scandinavia, Europe and in several industries within the U.S. Management has met and is in negotiations with a large, well established supplier of absorbents. The negotiations couple Summit's ULTIMATE ABSORB 1103(TM) with an already established product with national distribution in place at major retailers. The agreement is currently being negotiated between both parties and details will be announced, if completed, at a later date. Summit management was scheduled for line item presentation for Ultimate Absorb(TM) 1103 at Lowe's national headquarters on September 5, 2002. We were unable to negotiate successfully with the marketing firm. Therefore, we notified Triple-S to inform Lowe's we would resubmit at a later date.

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

         The new innovative fund raising program featuring Luscious Lips was kicked off in January selling Luscious Lips through high school drill teams, cheerleading groups and twirling groups. After attending the Texas Association of High School Drill Team and Dance Teams we received over 100 high schools prequalified for both product purchase for their dance team and sales as their fund raiser. International expansion is also anticipated from trade shows during 2002 which will include Dallas, Italy, Hong Kong and Canada. The International Congress of Esthetics Southwest show August 24-26, 2002 featured the introduction of the new line of Lady Burd Cosmetics for Fall 2002. All sales, customers and distributors from this show will become Summit customers.

         Plans for a 60-second or 120-second info-commercial were put in motion for Luscious Lips during the fourth quarter of 2001. In January, Pannache and Thane Distribution Group executed an agreement for Luscious Lips for infomercial sales. Also, two additional products from the Pannache/Luscious Cosmetics line have been approved for airing on QVC. The Luscious Dust Brush and Pretty Pout are currently undergoing dermatological tests and microbial assay testing requirements for QVC before final programming approval. Tests were completed in August and September 2002. After completion, we submitted both products for final QA evaluation and approval.

         On October 10, 2002, Paula Parker and Ms. Jessie Ward went to QVC for the purpose of completing QVC's required Guest Excellence Seminar. This seminar prepares the approved company's product representative for QVC's programming agenda.

         Purchase orders have been received for these products and are scheduled for programming on December 28, 2002, a day which QVC has scheduled for cosmetic products presentation for the entire 24 hours.

         The relationship established between QVC, Reliant/Thane, and Pannache has been established on very positive ground. We are already working on the next two new product submissions to QVC in January 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

         Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

Date:  November 19, 2002              Summit Environmental Corporation, Inc.



                                    By /s/ B. KEITH PARKER
                                       --------------------------------------
                                       B. Keith Parker, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, B. Keith Parker, Chief Executive Officer of the registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Summit Environmental Corporation, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002

                                          /s/ B. KEITH PARKER
                                          --------------------------------------
                                          B. Keith Parker
                                          Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Chris Dellinges, Chief Financial Officer of the registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Summit Environmental Corporation, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002

                                            /s/ CHRIS DELLINGES
                                            ------------------------------------
                                            Chris Dellinges
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


         In connection with the accompanying Quarterly Report of Summit Environmental Corporation, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, B. Keith Parker, Chief Executive Officer of the Company, hereby certify that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or Section 78o(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November 19, 2002

                                      /s/ B. KEITH PARKER
                                      ------------------------------------------
                                      B. Keith Parker
                                      Chairman and Chief Executive Officer


         The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


         In connection with the accompanying Quarterly Report of Summit Environmental Corporation, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Chris Dellinges, Chief Financial Officer of the Company, hereby certify that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Section 78m or Section 78o(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: November 19, 2002

                                     /s/ CHRIS DELLINGES
                                     -------------------------------------------
                                     Chris Dellinges
                                     Chief Financial Officer


         The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.