Form 10QSB/A
period 2002-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2002-11-25
CIK 1057807

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


As of November 15, 2002, there were 15,207,994 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.


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

7.       CONCENTRATIONS


         Approximately 24 percent of the sales in the third quarter of 2002 were made to two customers and 29 percent of the sales in the third quarter of 2001 were made to two customers.


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


         The Luscious Dust Brush is a unique dispensing pump for body glistening powder featuring a brush on one end which evenly distributes the powder. The product for finishing touches for make-up complimenting. We received our first purchase order of 4,600 brushes for the first QVC programming presentation scheduled for December 28, 2002.


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


Date:  November 20, 2002              Summit Environmental Corporation, Inc.




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




Date:  November 20, 2002


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




Date:  November 20, 2002


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




Dated:  November 20, 2002


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




Dated: November 20, 2002


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