Form 10KSB
period 2002-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2003-04-15
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                               133 E Tyler Street
                               Longview, TX 75601
                      -------------------------------------
                      (Address principal executive offices)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $127,607.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,892,843 computed by reference to the $0.235 average of the bid and asked price of the company's Common Stock on April 4, 2003.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 2003: 16,532,194 shares of Common Stock, $0.001 par value.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Item  1.   Description of Business.............................................................    5
           Business Development ...............................................................    5
           Principal Products..................................................................    5
           Distribution Methods ...............................................................    8
           Competition ........................................................................    8
           Raw Materials and Suppliers.........................................................    9
           Dependence on Major Customers ......................................................    9
           Patents, Trademarks and Licenses ...................................................    9
           Government Approval of Principal Products...........................................   10
           Seasonality.........................................................................   11
           Research and Development............................................................   11
           Environmental Controls..............................................................   11
           Number of Employees.................................................................   11

Item  2.   Properties..........................................................................   11

           Facilities..........................................................................   11

Item  3.   Legal Proceedings...................................................................   12

Item  4.   Submission of Matters to a Vote of Security Holders.................................   12

Item  5.   Market for Common Equity and Related Stockholder Matters............................   12

Item  6.   Management's Discussion and Analysis................................................   13

           Overview............................................................................   13
           Results of operations...............................................................   18
           Sales...............................................................................   18
           Gross margin........................................................................   20
           Operating expenses..................................................................   20
           Net loss............................................................................   20
           Liquidity and capital resources.....................................................   20
           Outlook.............................................................................   21

Item  7.   Financial Statements................................................................   26

Item  8.   None

Item  9.   Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act..........................   39

Item  10.  Executive Compensation..............................................................   41

Item  11.  Security Ownership of Certain Beneficial Owners and Management......................   42

Item  12.  Certain Relationships and Related Transactions......................................   43

           Parents of the Company..............................................................   44

Item  13.  Exhibits and Reports on Form 8-K....................................................   44

Item  14.  Controls and Procedures.............................................................   45

           Signatures..........................................................................   45

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

         FIREPOWER 911(TM) and FLAMEOUT(R)

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

         In December 2000 we submitted FLAMEOUT(R) to the United States Forestry Service for certification as a Wetland Wildfire-approved fire extinguishing agent. All tests have been completed and the results are listed as "acceptable". Direct communication from the Forestry Service gave us a target date of April 2003 for our approval and Quality Product Listing (QPL) listing. With this approval, any federal agency can issue a purchase order for FlameOut(R). With these purchase orders, we invoice the particular United States government agency. The latest information we have received is that the required Material Safety Data Sheet (MSDS) changes have been submitted and are under review in Washington, D.C.

         FLAMEOUT(R) was involved at the end of 2001 in two international tests for the purpose of certification as an alternative replacement product for AFFF. AFFF is a fire fighting foam which is classified as a biohazard. Suspected as a possible link to causing cancer, fire fighters using AFFF wear biohazard suits when using AFFF. These tests were conducted in Europe and Mexico. We completed an initial official military specification test in the first quarter 2002 with the United States Air Force testing laboratory. FlameOut(R) was selected as one of three products to be tested for further evaluation during 2003.

         FIREPOWER 911(TM) contains Surfactant Blend A--FLAMEOUT(R) formula. FIREPOWER 911(TM) and FLAMEOUT(R) suppress and extinguish fires quickly. State fire codes prohibit products from being marketed as fire extinguishers without proper testing, listing, and rating. We believe it is the only aerosol fire suppressant in the worldwide marketplace that has obtained a fire extinguisher listing and rating. Having the only such product is believed by us to be significant for our long-term marketing prospects. A new Non-Halon certification, with regard to residential fire extinguisher sales, leaves FIREPOWER 911(TM) in a class of its own. The Clorox Company with which we had previously entertained private label discussions of FirePower 911(TM) informed us that it had completed nearly four years of testing, branding, and market research in January 2003. It is proposing the purchase of the licensing and production rights for our aerosol can technology. The formal proposal was made to us on March 26, 2003 by Clorox at our home offices in Longview. The Board of Directors met on March 27, 2003 to discuss the proposal. The Board is considering the proposal and possible counteroffers. Management has been made aware of a major chemical company that sells fire suppression agents with the same interest in FlameOut(R). We have also been notified of a final approval at QVC for FirePower 911(TM). The Board of Directors will be taking all of this into consideration during early April 2003.

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

         We took steps during the fourth quarter of 2002 to obtain the worldwide exclusive marketing rights to some of Dr. Amiran's chemical technology. The agreement for the Bioremediation Technology allows for the exclusive marketing rights to an organic technology for cleaning up contaminated sites and disposing of toxic chemicals. Our plans for using this technology are directed toward the disposal of banned or toxic agents no longer desired for use such as AFFF. Another planned introduction of our bioremediation technology during 2003 is with Pemex, the national oil company of Mexico, for the clean-up of contaminated sites from petroleum production.

         PANNACHE NATURAL COSMETICS

         Prior to the formation of Summit Technologies, Moonlighting (the original company formed by Keith and Paula Parker) was marketing Pannache Cosmetics in the Philippines. The products of this line are manufactured by Cosmetic Laboratories, Inc., a large custom cosmetic manufacturer located in Irving, Texas. Cosmetic Laboratories is a 20 year member in good standing with the Cosmetic Toiletry and Fragrance Association (CTFA). The products contain the purest and best available ingredients available in the industry, according to the manufacturer. We use several color laboratories to make our products, purchase components direct from suppliers and have an assembly facility at our old office location. We hired a product development and trade show specialist in March 2003. Operations began for product assembly during the first quarter of 2003. This allows us to reduce our cost of goods on all products in the color line by more than 50 percent.

         Our management decided in June 2000 to develop a marketing division for these products. In September 2000, the decision was made to develop a color line of products complementing the rest of the Pannache line. The initial product would be in a new category of cosmetic lipsticks; long-lasting, no smear, semi-permanent lip color. We first introduced Luscious Lips in August 2001. We have an entire line of color cosmetics that we developed from natural herbs and botanicals. Our website www.pannachelusciouslips.com displays the entire Pannache Cosmetics Product Line.

         DISTRIBUTION METHODS

         We market products primarily through the development of strategic alliances, the first of which was with International Aero, Inc., for the aviation industry, the U. S. Military and the United States Gulf Coast petroleum industry. International Aero is the world's largest re-configuration and retrofit contractor for the aviation industry. Other alliances made by the company for specific industries include e-commerce, catalogue sales, roofing, plumbing, heating and air conditioning, building materials, and retail mass merchandisers and convenience stores. We launched sales efforts in 2002 through direct television advertising on QVC. Internationally, we market products through exclusive distribution agreements with revenue sharing clauses. A company with nationwide manufacturing, production and distribution abilities recently presented us with a proposal for its obtaining the licensing and marketing rights for FirePower 911(TM).

         Exclusive distribution agreements which we have entered into include the Philippines, England and the European Union, Scandinavia, Australia, New Zealand, Hong Kong, Japan, Mexico, Argentina, Belize, Honduras, Guatemala, Nicaragua, Costa Rica, Panama, El Salvador, Brazil, Chile, Uruguay, Paraguay, Venezuela, Peru, Ecuador, Columbia, Bolivia, Puerto Rico, the Dominican Republic, Mexico and Canada.

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

         We have compared Luscious Lips to similar products manufactured by Revlon, Max Factor, Cover Girl, Avon and Beauty Control touting no smear and extended wear. These products simply do not perform as represented or to the extent of Luscious Lips. We initiated a direct sales campaign in January 2002 to high school drill teams, both for personal use and as a fund-raising tool. We have secured the endorsement for Luscious Lips from the world famous Kilgore College Rangerettes. Jessie Ward, Miss Arkansas 2001/2002 is the Pannache/Luscious Lips official National Spokesperson. Direct Response television sales through QVC were completed during the fourth quarter of 2002. The Pannache Luscious Dust Brush first aired on January 20, 2003. There are two subsequent airings on February 10, 2003 and April 2003. Luscious Lips and Pannache Sunless Tanning Mist have been approved for programming. First airing should be in the second quarter of 2003.

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

         During the fourth quarter of 2002, we obtained the worldwide exclusive marketing rights from Dr. Mohsen C. Amiran for his bioremediation technology. We plan to use this technology for environmental cleanup of toxic sites and for remediation of toxic chemicals posing threats to geographic storage sites. We obtained the exclusive technology and products to accomplish environmental cleanup for 360,000 shares of stock in the company and the right to purchase 180,000 warrants for stock.

         In the first quarter of 2002, we executed a bilateral exclusive agreement with Just-in Case Fire of Calgary, Alberta, Canada. Just-in Case Fire manufactures and markets a series of patented mobile fire extinguishing systems. The agreement provides that Summit will not sell FlameOut(R) to any other company manufacturing such devices. Just-in Case Fire warrants to us that it will not manufacture these units without containing FlameOut(R) exclusively. For this agreement, we sell FlameOut(R) to Just-In Case Fire at our Master Distributor Wholesale Prices. We in turn receive 3.5% to 5% royalties on each unit manufactured and sold.

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

         The manufacturers of our cosmetic products, Cosmetic Laboratories, Inc., and several exclusive private label cosmetic companies are all members in good standing of the Cosmetic, Toiletry and Fragrance Association (CTFA).

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

         We and Dr. Amiran have been jointly working on an advanced formula for FlameOut(R) to be approved as a replacement for AFFF. Due to preliminary military specification tests with the United States Air Force we conducted during June 2002, FlameOut(R) was selected for advanced evaluation in 2003.

         ENVIRONMENTAL CONTROLS

         We are subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

         NUMBER OF EMPLOYEES

         On December 31, 2002, we employed five persons full time and one person part time.

ITEM  2. PROPERTIES

         We own no plants or real property. We lease space for our offices and for storing inventory.

         FACILITIES

         We lease 4,750 square feet of space in Longview, Texas for our offices and for inventory storage at $1,700 per month. Additional space is leased for assembling cosmetic products, fire extinguishing products, and more storage. This was our old office location. We moved back into the space for fulfillment needs on February 1, 2003. This 5,000 square foot space leases for $1,300 month. We believe all space requirements can be met at our present location for at least the next year.

ITEM 3.  LEGAL PROCEEDINGS

         On December 28, 2001, we filed a collection lawsuit against Harry Bachelder III, dba Proformance Marketing , Inc. for non-performance on a guaranteed note payable and delinquent accounts in the amount for both of $46,000. In November 2000, we had negotiated a note payable, personally guaranteed by Mr. Bachelder III, for existing past due accounts. The note was paid as agreed through May 2001. When payments stopped, management negotiated for a lump sum to be paid by December 21, 2001. When payment was not received, a lawsuit was filed for default. We obtained a judgement in the amount of $138,000 in November 2002. Collection proceedings are currently underway.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Summit Environmental's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for 2001, and 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High             Low
                                    ----             ---
         2001:
                  1st Qtr.          0.6875           0.25
                  2nd Qtr.          1.12             0.13
                  3rd Qtr.          1.05             0.40
                  4th Qtr.          0.45             0.21

         2002:
                  1st Qtr.          0.90             0.20
                  2nd Qtr.          0.75             0.26
                  3rd Qtr.          0.35             0.18
                  4th Qtr.          0.30             0.20

         Holders. Based on information provided by our transfer agent, we had 624 shareholders of record of our common stock on March 20, 2003.

         Dividends. We have declared no dividends on our Common Stock. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its Common Stock, but we have no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business.

Recent Sales of Unregistered Securities. In January through April, 2000, we sold 1,533,000 shares of Common Stock at $0.50 per share with purchase warrants of one warrant per 2 shares purchased. The warrants are exercisable through April 15, 2003 at $0.25 per share of Common Stock. In March and April 2000, options covering 140,000 shares of our common stock previously granted to consultants were exercised. In December 2000, 62,500 shares of stock were granted to The Video Agency ("TVA") in exchange for services rendered.

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

         During 2002 we issued 355,000 shares of our common stock to officers of the company at $0.25 a share for services rendered; 40,000 and 11,200 shares at $0.19 a share and $0.25 a share, respectively, for services rendered by outside companies; and 400,000 shares at $0.60 a share for advertising and marketing services to be rendered by an outside company. During 2002 we also issued 938,000 shares of common stock for cash at $0.25 a share with stock purchase warrants of one warrant a share purchased and 560,000 shares for cash at $0.50 a share with one stock purchase warrant for each two shares purchased. These purchasers were all accredited investors, and the offerings were exempt from registration pursuant to Regulation D, Rule 506 of the Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

         OVERVIEW

         By year end 2002, we had finalized more of our distribution negotiations, and the U.S. Forestry Service product certifications for FlameOut(R) were near completion. Our vision continues to be marketing our products through strategic alliances. By year end, additional new agreements had been reached or executed in Australia, New Zealand, Belize, Honduras, Guatemala, Costa Rica, Nicaragua, Panama, El Salvador, and by separate agreement in Mexico.

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

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. One national chain has approved FIREPOWER 911(TM) for its stores, scheduled to appear in the first half of 2002. The store and its locations will be made public when the appropriate time occurs. Due to the events of September 11, 2001, the process was delayed. However, during the first week of January 2002, FIREPOWER 911(TM) was approved by Lowe's. We requested that Triple-S place the FIREPOWER 911(TM) test market on hold due to our negotiation of a contract for endorsement of FIREPOWER 911(TM) by former World Heavyweight Boxing Champion George Foreman. We are negotiating with a national infomercial company for the development and placement of the infomercial. This agreement is currently on hold due to a previous client's proposal to purchase the licensing and marketing rights to our aerosol technology and FirePower 911(TM).

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

         Official government of Chile approval and certification have been completed with the regulatory agencies. The first customer for FirePower Liquido 911 is the Federal Police of Chile. We met with the United States Government Export-Import Bank in October 2002. The purpose was to learn about the environmental products export program. The program allows us to accept International Purchase Orders, granting payment terms to our international customers. With a qualifying credit report, we can take a purchase order to the bank and finance 90 percent of the total amount. By virtue of Ex-Im Bank's credit analysis, Ex-Im Bank guarantees the repayment of our loan. We then purchase export credit insurance from Ex-Im Bank to be used in the event of default. We submitted the application to the ExIm Bank on March 10, 2003 on behalf of our customer in Chile. The initial order, which will depend on the final credit approval of our customer, will be between 15,000 and 20,000 cans. The overall plan, which carries Chilean government endorsement, is for 250,000 cans over the next two years.

         In 2000, we were notified by a direct home product television sales channel that FIREPOWER 911(TM) would be part of its programming in 2001. QVC notified us in March 2002 that product approval has been completed. QVC, seeking a letter of verification that FIREPOWER 911(TM) is validated for sales in all 50 states, received same from Applied Research Laboratories which is posted on our web site. We have complied with all requirements and passed Quality Control requirements. For product shipping, QVC sought a confirming letter from UPS that the proper classification for shipping FIREPOWER 911(TM) according to US-DOT guidelines was as "Consumer Commodity - aerosol non-flammable". UPS wrote two separate qualifying letters for our company. QVC's legal department then requested a letter from the US-DOT confirming what we claimed and UPS supported. Official confirmation from DOT was obtained on February 21, 2003. QVC had informed the company that once this letter was obtained "all" requirements would be met. On March 3, 2003, the buyer at QVC informed management that FIREPOWER 911(TM) had been approved and would be submitted for the TSV (Today's Special Value) programming rather than regular programming like we have experienced with the Pannache Cosmetics Luscious Dust Brush. This is an 8-to-10 program airing in the same 24-hour period. We anticipate this occurring during the second quarter 2003. However, due to the proposal from Clorox, we are not sure whether we will be allowed to continue with this project. The proposal from Clorox for the purpose of purchasing the licensing and marketing rights will contain language which will either allow or disallow our continuation with the marketing of FirePower 911(TM). The meeting with Clorox was held on March 26, 2003. The Board of Directors met on March 27, 2003 to discuss the Clorox offer versus the QVC purchase order. The purchase order from QVC has been noted to be very sizable. In addition, management has been contacted regarding another offer from a large chemical and fire products company stating that a proposed private label offer for FirePower 911(TM) was to be presented to us. The Board of Directors will be evaluating all possibilities in early April 2003.

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

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, we are developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. Our intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. During April of 2000, FLAMEOUT FOAM(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin. The foam stability test was very successful. Additionally, FLAMEOUT FOAM(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. This new formula has been tested by Jockel Manufacturing in Germany and by the National State Fire Department and Testing Agency in Brazil and Exxon of Norway. Testing for a military specification number as an alternative for AFFF at the United States Air Force testing center at Eglin Air Force base in Florida began in April 2002. FLAMEOUT(R) FOAM has been selected as one of the three products for further advanced testing for approval.

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

         Further tests being on FLAMEOUT(R) had positioned FlameOut(R) to become officially approved in Brazil by the end of the second quarter of 2002. The financial crisis in Argentina put this process on hold. Once the IMF Bank fund reclassifies the currency in Argentina, the company can proceed through ExIm Bank. This approval will also be accepted in the other Mercosur Pact countries -- Argentina, Uruguay and Paraguay. MPI notified us that the IMF rating for Argentina's currency occurred in February 2003. Representatives of MPI will be traveling to Argentina to reopen the process we have been involved with during the third week of March 2003.

         COSMETICS

         During the 3rd Quarter of 2000, management gave Paula Parker, Vice-President for Shareholder Relations, a directive to develop a new product line, a color cosmetic line to complement the already developed skin care cosmetic line, Pannache. This product line is environmentally friendly and made with premium botanical and natural essential oils and vitamins. The initial product would be in a new category of cosmetic lipsticks; long-lasting, no smear, semi-permanent lip color. The company first introduced Luscious Lips in August 2001. Luscious Lips initially was manufactured for Pannache by Lady Burd Exclusive Private Label Cosmetics. Our website www.pannachelusciouslips.com displays the entire Pannache/Luscious Cosmetics Product Line.

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

         Pageants were being held every weekend from October 1, 2001, through July, 2002. There were over 50,000 contestants introduced to - and many using - Luscious Lips in the Arkansas pageant system. Jessie Ward's photos appear in all official company publications and web sites. The official web address is www.lusciouslips.cc and www.pannachelusciouslips.com.

         The success of the test markets indicates to management that expanding the marketing toward performing groups and through direct distributors should create high-profit-margin venues. The sale of a single tube of Luscious Lips wholesale creates a greater profit margin than the sale of a can of FIREPOWER 911(TM). Luscious Lips is now manufactured for the company under a non-disclosure, non-circumvention agreement by a private label color laboratory that gives the company an exclusive product.

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

         Luscious Lips has been submitted and approved for programming at QVC. We are required to conduct a certain microbiological and dermatological assay. These tests take six to eight weeks to complete. We can, after the completion of these tests, complete the QA process in order to be scheduled for programming. First programming is projected at the end of the second quarter of 2003.

         Lighthouse America, which had been distributing FirePower 911(TM) through its internet distribution marketing program, TEAMFIRE, has decided to market the Pannache Luscious Cosmetics line through its internet Multi-Level Marketing (MLM) company, The Free Store. During July 2002, Lighthouse had 40,000 distributors. They have experienced exponential growth and by the end of January 2003, Lighthouse had 1,200,000 distributors. In October 2002, Lighthouse decided to use

Luscious Lips as the product to kick-off their cosmetic store within their internet marketing program, The Free Store. The company is packaging Luscious Lips under a private label and delivered the initial inventory purchase to Lighthouse the first week of March 2003. Plans at Lighthouse are to introduce a new Pannache Luscious Cosmetics product per month beginning in April 2003.

         RESULTS OF OPERATIONS

         The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2002 and 2001:

         Year ended December 31              2001              2002
                                            ------            ------
         Sales                               100.0%            100.0%
         Cost of Sales                        50.6              50.1
                                            ------            ------
         Gross Margin                         49.4              49.9
                                            ------            ------
         Operating Expenses                  728.6           1,094.3
         Other Income and Expenses, Net      (27.7)             (3.3)
                                            ------
         Net income (loss)                  (651.5)%          (1,041)%

         SALES

         Sales of $127,607 for 2002 increased by $5,951 or 5% from the prior year's sales of $121,656. Management devoted considerable attention during 2002 to certification and test marketing:

- The time and money invested by us in developing FIREPOWER 911(TM) as the world's only listed and rated fire extinguisher in an aerosol can met an unforeseen detour. When marketing began, the buyers were uneducated regarding listings and ratings. They were purchasing on price only. Other "copycat" products found their way in front of these buyers. With the word fire extinguisher on the front of these "copycats," buyers were looking at what they perceived the public would pay. However, when an adult sees a product demonstration for FIREPOWER 911(TM) knock out a skillet fire, a flaming lawn mower, or a blazing Christmas tree before their eyes in only a matter of seconds, they realize that there is a degree of ease and safety for children and the elderly not afforded by other products. Thus a $20.00 purchase price for security is no longer an obstacle.

         With the buyers not being knowledgeable of the state fire codes which prohibit illegal sales of these "copycats," we took the posture during 2000 of notifying the state fire marshals of the stores who offered such "copycat" products. This is a slow process, but we had no other choice than to protect our investment and unique product by encouraging the state fire marshals' offices to issue cease and desist orders to companies violating the state fire codes by selling "copycats" which do not have the validations and listings of FIREPOWER 911(TM). This slow-down has resulted in knowledge to the buyers and pre-approvals by one of the nation's largest building materials superstores. During the development phase of the company, we met with a major retailing product company, a known household name. Non-disclosure, non-circumvention agreements were executed and the prospective client began testing FirePower 911(TM) in terms of test marketing, branding and performance. During January 2003, the talks were initiated once again. We await a proposal from the client for the purchasing of the licensing and production rights from the company. The reach of the client would place FirePower 911(TM) in virtually every grocery store, convenience store, auto parts stores, drug stores and mass merchandisers in the United States and Canada. The company is anticipating the presentation from the client mid-March 2003.

- Lighthouse America is a direct sale company which during the year 2000 was selling a fire fighting product through their networking membership. The product which they were selling was not a validated and listed fire extinguisher. They received notification from several state fire marshals' offices that they could no longer sell their product. We were contacted by the management of Lighthouse America in August 2001. After Lighthouse verified that FIREPOWER 911(TM) would satisfy the issues with which they were dealing, a marketing agreement was executed. Lighthouse ordered product in the fourth quarter of 2001 and began marketing to their dealers. Lighthouse had over 7,000 dealers when they were forced to discontinue their previous product sales. After reintroduction periods of the fourth quarter of 2001 and the first quarter of 2002, Lighthouse decided to introduce FirePower 911(TM) through its internet MLM company, The Free Store, in mid-2003.

- In November 2000, we submitted FLAMEOUT(R) to the United States Forestry Service for Qualification Testing as an approved wetting agent under the category of Wildland Fire Chemical. We have received progressive test result reports. All results received have been in the "acceptable" category. The anticipated approval date is April 2003. New protocols in Canada prevent the dropping from the air any fire suppression agent which is toxic by containing any phosphates. Monoammonium phosphate is the primary ingredient of nearly all agents dropped from the air. FLAMEOUT(R) is 100% non-toxic and biodegradable. The company has orders pending from two large aerial fire fighting companies in Canada. All product testing has been completed. On March 18, 2003 we were told that our required change in our Material Safety Data Sheet (MSDS) for FlameOut(R) is in Washington D.C. under review. On March 27, 2003 we were informed that biodegradability standards had been met. We were told that we could anticipate listing with the Quality Products Listing for the April 2003 posting, which should occur in the first half of April.

- We introduced our super absorbent, ULTIMATE ABSORB 1103(TM), into the marketplace through convenience stores initially. We began testing this super absorbent at several worldwide industrial companies toward the end of 2000. Some anticipated approvals are expected in second quarter 2003. Ultimate Absorb 1103(TM) meets or exceeds those requirements for FDA, USDA, EPA, California TH622 and World Health Organization.

- We introduced our natural botanical skin care cosmetic and color cosmetics lines through the production of an infomercial, direct television shopping and e-commerce business to customer programs by late 2001. Direct Market sales venues were opened. Approvals for Direct Home Shopping for more than one of the Pannache/Luscious Lips products have been obtained.

- FLAMEOUT(R) FOAM(TM) was successfully tested at the Ansul Fire Test Facility in Marinette, Wisconsin. Additional preparatory tests for future U. S. Naval testing were conducted at International Aero's fire test facility. The new formulation has been submitted in Europe as a newly approved alternative for 3M's AFFF for which manufacturing has been halted. Regular FlameOut(R) was also submitted for the same test and has been approved. Tests were conducted on FlameOut(R) Foam at the United States Air Force during the second quarter of 2002.

- We expanded the tests for ULTIMATE CLEAN 668(TM) from Type III concentrate to include Type II concentrate and Type II ready-to-use certifications in order to increase the market potential and gain an additional approval from the United States Department of Defense. The formulation for Ultimate Clean 668(TM) is aqueous based and is testing to a petrochemical protocol. It is like fitting a round peg in a square hole. Completion is down to very finite issues on sodium and potassium levels.

- International agreements negotiated and executed expanded the prospects for our products to New Zealand, Australia, Belize, Guatemala, Honduras, El Salvador, Panama, Costa Rica, and Nicaragua.

- Just-in Case Fire of Calgary, Alberta, Canada has an agreement for repackaging of FLAMEOUT(R) in home and mobile fire extinguishing systems named the Fire Caddy(TM). We will sell FLAMEOUT(R) for the system and receive a royalty on the sale of each of these units.

- The Pannache Luscious Cosmetics line has been expanded to a full color line of over 100 products. A dealer network was kicked-off at the end of the third quarter 2002 in Florida, Texas, California, Arkansas, and Missouri. Specialty products, the Luscious Dust Brush, Luscious Lips Long Wear Lip color and Pannache Sunless Tanning Mist, were submitted to QVC. The Luscious Dust Brush began programming on January 20, 2003. Luscious Lips and the Pannache Sunless Tanning Mist will be aired during the second quarter of 2003.

         GROSS MARGIN

         Gross margin of $63,633 in 2002, or 49.9 percent of sales, increased from $60,120, or 49.4 percent of sales in 2001. Sales have not yet reached a level to reflect a gross margin percentage with accuracy.

         OPERATING EXPENSES

         Operating expenses of $1,396,394 for 2002 increased by $510,063, or
57.5 percent, from $886,331 in 2001. Advertising expenses increased in 2002 by $235,142 over 2001. Professional fees increased in 2002 by $26,398 over 2001. Expenses related to trade shows increased to $26,711 in 2002 from $3,775 in 2001. Repair and maintenance expense decreased by $9,670 from 2001 to 2002. Office salaries decreased from $108,156 in 2001 to $74,135 in 2002 and officer compensation increased by $33,158 from $155,258 in 2001 to $188,416 in 2002. Consulting fees increased in 2002 by $29,919 over 2001. Also included in operating expenses in 2002 are $50,000 in losses for cash paid to Lady Burd in an asset purchase agreement which was rescinded and $64,179 in losses related to inventory lost by Proformance Marketing, LLC.

         NET LOSS

         We had a net loss of $1,328,512 during 2002, as compared to a net loss of $792,536 during 2001. The years 2002 and 2001 were years of product and marketing organization, as reflected in the acquisition of all rights related to our fire suppressant products and in the efforts exerted to introduce the fire suppressant products to major purchasers and distributors of these products. Significant efforts in marketing and product research were introduced with regards to the company's cosmetic division. Progress in reducing overall operating expenses was accomplished in 2001. These efforts, while properly accounted for as expenses, represent major investments by the company in the future marketing of its fire suppressant and cosmetic products.

         LIQUIDITY AND CAPITAL RESOURCES

         We had negative cash flow from operations of $535,456 in 2002 and negative cash flow from operations of $705,143 in 2001. Major contributors to the 2002 negative cash flow from operations were the $1,328,512 net loss from operations, $339,150 in stock issued for services, $162,335 in amortization of patents, and $137,095 in bad debts. Major contributors to the 2001 negative cash flow from operations were the $792,536 net loss from operations and $162,333 in amortization.

         We had negative cash flow from investing activities of $37,088 in 2002 and positive flow from investing activities of $17,975 in 2001. The major components of both years' cash flow from investing activities were acquisitions of property and equipment in 2002, sales of equipment in 2001 and acquisition of patents in both 2002 and 2001.

         We were able to stay liquid only from the sale of $574,500 of our common stock during 2002 and $485,500 of our common stock during 2001. At year-end 2002, we had $195,762 cash on hand. At year-end 2001, we had $193,806 cash on hand

         We have received indications from several prospective buyers of fire suppressant, industrial cleaning products and cosmetic products that a considerable market for these products will develop during 2002. See "Outlook" below.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         Continuing to believe that, with the approval, listing and rating of FIREPOWER 911(TM) as a fire extinguisher, a niche market has been created.
This is supported by actions taken by the USEPA, which has been mentioned previously, and actions of the Connecticut State Fire Marshal's Office and the California State Fire Marshal's Office. This year, the additional enforcement by other state fire marshals' offices which we began seeking began to be implemented.

         The formula for FIREPOWER 911(TM) and FLAMEOUT(R), is one of only a few suppressing agents certified by the EPA as a replacement for the globally banned fire agent, Halon 1211. Initially, the Connecticut State Fire Marshal's Office notified us that our aerosol fire suppressant, FIREPOWER 911(TM), was to be removed from the shelves of Home Depot, because it was not listed and rated as a fire extinguisher. All other aerosol can products representing that they were fire extinguishers were also to receive the same notification. While we were not marketing FIREPOWER 911(R) as a fire extinguisher at that time, the other aerosol fire suppressors subject to this action were touting their products to be fire extinguishers.

         Due to the capabilities of FLAMEOUT(R), we applied for the minimum fire extinguisher rating in order to establish FIREPOWER 911(R) as a fire extinguisher and satisfy the State Fire Codes. The specific fire code is ANSI/UL8 and ANSI/UL711, set forth in the NFPA Standard 10. NFPA 10 establishes the requirements for listing and rating portable fire extinguishers.

         We completed the listing and rating requirements, placing FIREPOWER 911(R) in a class of its own, the only listed and rated fire extinguisher in an aerosol can available in the global marketplace. Subsequently, we received a letter from the Connecticut State Fire Marshal's Office certifying that the company's FIREPOWER 911(R) had satisfied their fire code requirements.

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

         When attempts to market a product like FIREPOWER 911(TM) were met with "copycats" which have not passed the scrutiny of the validations, listings and ratings, an education issue is created which must be carried out at the buyers' level. For this education effort to have meaningful effect, enforcement action is required by the state fire marshals' offices. The copycat products have been met with enforcement actions which we were seeking and are almost non-existent. These enforcement actions are public record.

         Presenting the information in this format last year, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). A redesign of the home safety products section began in June 2001. Currently, FIREPOWER 911(TM) is scheduled to appear in these stores but we do not have a firm date. Management met for line review at Lowe's headquarters in North Carolina the first week of January 2002. FirePower 911(TM) has been approved for test marketing. During August 2002, we negotiated an agreement for George Foreman to be the national spokesperson for FirePower 911(TM). Management notified Lowe's in September 2002 of its desire to put off the roll-out at Lowe's. We requested that the Lowe's program for National Fire Prevention be cancelled due to a pre-emptive action which could have short circuited the longer range and much larger scale program for marketing FirePower 911(TM).

         We have executed an agreement for the sale of FIREPOWER 911(TM) with Lighthouse America and its direct sales company TEAMFIRE. TEAMFIRE previously had 8,000 direct dealers selling a portable fire product that was classified as a portable fire extinguisher by State Fire Marshals. TEAMFIRE has a great appreciation for FIREPOWER 911(TM) because of its experience with the fire marshals' offices. With FIREPOWER 911(TM) which is the only rated and validated portable fire extinguisher in an aerosol can in the world, TEAMFIRE feels that it will quickly begin to move FIREPOWER 911(TM) through its established network of direct dealers. Before regulatory measures halted TEAMFIRE's selling, previous sales were

1.6 million dollars from January through August, 2000. Lighthouse ordered its first pallet of FIREPOWER 911(TM) in November 2001. It began rebuilding its former distributor base, which previously had been selling fire extinguishers. FirePower 911(TM) will be moved into Lighthouse America's Free Store internet MLM program in 2003.

         In 1998 we executed a non-circumvention, non-disclosure agreement with The Clorox Corporation reflecting Clorox's possibly marketing FirePower 911(TM) under a private label throughout its nationwide marketing network. By 2000, further examinations were conducted and management met with legal, branding, marketing, pricing and research/development representation of our potential new client. In January 2003, we met with Clorox and were presented a proposed licensing and manufacturing agreement whereby we would license. for the retail consumer market, the technology, production rights and tradename for FirePower 911(TM) to Clorox. On March 26, 2003, representatives from Clorox made a formal proposal to us in Longview, Texas. The proposal was presented to the Board of Directors on March 27, 2003. Several key issues must be negotiated involving the proprietary formulation of FirePower 911(TM) - FlameOut(R). Management is preparing a response to the representatives from Clorox based upon the combined input from the Board. The proposal provided for cash, up front, for the purchase of the licensing rights and a continuing royalty to be paid on all sales.

         FLAMEOUT(R) has been submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol will be ongoing for eighteen months. The Forestry Service requested and we supplied the actual test product in order to complete the protocol through our Canadian Strategic Alliance Partner, Mark Hays dba 614751 Alberta Limited. The aerial fire fighting company Pro Air, and the Canadian Forestry Service are following the U. S. Forestry Service's test. Feedback is that FLAMEOUT(R) is performing very favorably. The reports received by the Company are that the Canadian Forestry will accept the U. S. Forestry approval for immediate sales in Canada. The Company has been notified of pending orders at Pro Air. During the fourth quarter of 2002, the toxicity and corrosive tests and storage stability test were successfully completed. The Forestry Service informed us on March 18, 2003 that our MSDS is under review in Washington D.C.

         FLAMEOUT(R) will be tested as a wetting agent and fire suppression foam. When approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. Our product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida. This should become a large venue for product sales beginning with the 2003 fire season.

         We have been in negotiations with QVC for the sale of FIREPOWER 911(TM) since October 2000. FIREPOWER 911(TM)'s front runner, Chief's Choice, was the initial aerosol fire suppressant sold on QVC. While FIREPOWER 911(TM) was going through the validation and listing process at Applied Research Laboratories, "ARL," QVC was notified of the NFPA standards requirement held by State Fire Marshals' offices and substituted another "copycat" product for Chief's Choice, which also violated the requirements for which we had chosen to qualify in order to be in compliance in all 50 states. Last year, this "copycat" product was removed from programming at QVC, due to action taken by the Texas State Fire Marshal's office, and we were notified that the category buyers at QVC had approved FIREPOWER 911(TM) one-liter rated fire extinguisher for purchase. We were told that once the legal department was cleared, scheduling of programming and initial purchases would begin. During April 2001, we were notified that the QVC legal department would be requesting a letter of verification that FIREPOWER 911(TM) is legal in all 50 states. We are awaiting the official request from QVC's legal department. However, a letter stating this verification is currently posted on our web site, www.seci-us.com or www.summitenvironmental.com. Management met with the buyers at QVC in February 2002, and

FIREPOWER 911(TM) was approved for programming. The company is working through Reliant Interactive Media Group for this promotion going through the quality assurance process. QVC viewed FirePower 911(TM) as requiring hazardous material classification in order to be shipped by UPS. We took exception due to the fact that we have been shipping FirePower 911(TM) direct via UPS for five years. FirePower 911(TM) is appropriately classified as ORM-D Consumer Commodity Aerosol non-flammable as is thus excerpted from the HazMat classifications. In order to resolve the issue, we had to request UPS support our position. They provided us with two letters in an attempt to satisfy the QVC requirements. After receiving said confirmation, QVC requested that we obtain a confirmation of classification from the United States Department of Transportation. On February 21, 2003, we received the confirmation. The buyer at QVC has informed us that FirePower 911(TM) will be approved for the TSV (Today's Special Value) programming. We do not have a date for programming at this time.

         International marketing agreements continue to be negotiated and executed this year. A key element of these agreements is the revenue sharing clause that provides us profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached during the year agreements in Belize, Guatemala, Nicaragua, Honduras, El Salvador, Panama, Costa Rica, New Zealand, Australia and Mexico. We have been assisting our distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries.

         During February 2001, we sold our first order of FIREPOWER 911(TM) to our distributor, Techno-Supplies, in Norway. During 2002, Techno-Supplies continued to order FLAMEOUT(R) for Exxon of Norway, and other Black Sea petroleum companies. Tests results have been favorable and are concluding.

         FLAMEOUT(R)'S formal certification with the government of Brazil is ongoing. Sales orders are already in place through strategic alliance partner, MPI, and are awaiting release of this product's registration number. The collapse of Argentina's monetary system has stalled our progress. With the reclassification of Argentina's currency by the IMF, we will begin to utilize ExIm Bank in 2003.

         A company manufacturing a home fire extinguishing unit in Canada has approved FLAMEOUT(R) over fifteen other products as the product of choice to be utilized in its system. The Canadian company has completed securing of five separate patents on the system. The company will be supplying FLAMEOUT(R) for the Canadian sales and will handle distribution of the units through its other strategic alliance partners. The first orders of FLAMEOUT(S) were shipped in January 2002. Subsequent orders were shipped in February and March 2002. This agreement has resulted in global sales where the Fire Caddy will only be manufactured utilizing FlameOut(R). We receive a royalty on each unit manufactured by Just-In Case Fire. During November 2002, we and Just-In Case Fire participated in a FEMA/Homeland Security demonstration using FlameOut(R) and the Fire Caddy(TM) in extinguishing a mock plane crash which was part of an overall simulation of how to handle potential terrorist attacks. Our FEMA product number is expected in the first quarter of 2003.

         Our test for securing the military specification number MIL-PRF-85704C, which will enable the company's ULTIMATE CLEAN 668(TM) jet engine cleaner to be listed with the Department of Defense, Quality Products Listing, has proceeded into classification tests for Type III concentrates and Type II ready-to-use. The testing for this non-corrosive approval has resulted in some adjustments to the formula for the test on ceramic and acrylic finishes. This test is also being done in the "water soluble" category. To our knowledge, there are no other products that are aqueous-based which can accomplish the cleaning requirements of the test protocol or the actual engine cleanings. The expanding from the initial Type III approvals to include the two categories of Type II greatly increased the market potential for ULTIMATE

CLEAN 668(TM). Technical testing confirmation for protocols was received in May 2001. We are now awaiting a slotting appointment for the completion of the physical application test in cleaning test engines. Through our strategic alliance partner, International Aero, we have initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). During September, 2001, formal application for the physical test was submitted to and accepted by the United States Navy. Progress has been made on the accelerated storage stability final phase of the testing. We are continuing to try to satisfy very finite sodium and potassium requirements.

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

         COSMETICS

         Successful test markets of Pannache/Luscious Cosmetics for direct dealer sales and shopping channel sales have shown us two high volume markets. Both test markets provided nearly 100% closing ratios. The profit margins are greater than any of our other products whether sold wholesale or direct to the consumer from us. We have taken steps to begin manufacturing all of our products and control our formulations through non-disclosure agreements. Our line now includes over 100 products. 2003 will see the full development of a dealer sales network.

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

         Negotiations for Luscious Lips and Luscious Dust Brushes were completed during first quarter 2002 on home shopping channels through Reliant Interactive Media Group. The Luscious Dust Brush was approved for programming at QVC. The first sale programming occurred on January 20, 2003.

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

ITEM 7.  FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants                                      27
         Balance Sheet December 31, 2002                                                         28
         Statements of Operations Year Ended December 31, 2002 and 2001
                  and Period from August 14, 1997 to December 31, 2002                           29
         Statements of Changes in Stockholders' Equity for the period from
                  August 14, 1997 to December 31, 2002                                           30
         Statements of Cash Flows Year Ended December 31, 2002 and 2001
                  and Period from August 14, 1997 to December 31, 2002                           31
         Notes to Financial Statements                                                           32

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Summit Environmental Corporation, Inc.
Longview, Texas

We have audited the accompanying balance sheet of Summit Environmental Corporation, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002 and the period from August 14, 1997 (date of incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Environmental Corporation, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and the period from August 14, 1997 (date of incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, L.L.P.
-------------------------------
LANE GORMAN TRUBITT, L.L.P.
Dallas, Texas
March 5, 2003

                     Summit Environmental Corporation, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $   195,762
  Accounts receivable, less allowance of $152,300                                         29,113
  Note receivable - related party, less allowance of $20,496                                  --
  Inventories                                                                            615,786
  Prepaid insurance                                                                       88,660
                                                                                     -----------
       Total current assets                                                              929,321
                                                                                     -----------

PROPERTY AND EQUIPMENT - AT COST
  Office furniture and equipment                                                          55,774
  Leasehold improvements                                                                  13,499
  Accumulated depreciation and amortization                                              (32,002)
                                                                                     -----------
       Net property and equipment                                                         37,271
                                                                                     -----------

OTHER ASSETS
  Prepaid royalties                                                                      509,566
  Deposits                                                                                 2,180
  Patent and licenses, net of acumulated amortization of $673,134                      1,761,866
                                                                                     -----------
       Total other assets                                                              2,273,612
                                                                                     -----------

       Total assets                                                                  $ 3,240,204
                                                                                     ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                   $    54,157
  Accrued liabilities                                                                     31,556
                                                                                     -----------
       Total current liabilities                                                          85,713
                                                                                     -----------

COMMITMENTS                                                                                   --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; 10,000,000 shares
authorized; no shares issued                                                                  --
Common stock, par value $.001; 40,000,000 shares
authorized;  15,657,194 shares issued and outstanding                                     15,658
Subscription to capital                                                                   60,000
Additional paid-in capital                                                             7,997,721
Deficit accumulated in development stage                                              (4,893,888)
                                                                                     -----------
                                                                                       3,179,491
Less:  Treasury stock (at cost)                                                          (25,000)
                                                                                     -----------
       Total stockholders' equity                                                      3,154,491
                                                                                     -----------

       Total liabilities and stockholders' equity                                    $ 3,240,204
                                                                                     ===========

The accompanying notes are an integral part of these financial statements.

                     Summit Environmental Corporation, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                         Years Ended December 31,         Period from
                                                      ------------------------------   August 14, 1997 to
                                                          2002             2001        December 31, 2002
                                                      ------------      ------------   ------------------
SALES                                                 $    127,607      $    121,656      $    706,568

COST OF SALES                                               63,974            61,536           265,710
                                                      ------------      ------------      ------------

    Gross profit                                            63,633            60,120           440,858
                                                      ------------      ------------      ------------

OPERATING EXPENSES
  Selling, general, and administrative expenses          1,222,839           707,829         4,547,021
  Amortization                                             162,335           162,333           682,831
  Depreciation                                              11,220            16,169            56,971
                                                      ------------      ------------      ------------
    Total operating expenses                             1,396,394           886,331         5,286,823
                                                      ------------      ------------      ------------

    Net loss from operations                            (1,332,761)         (826,211)       (4,845,965)

OTHER INCOME (EXPENSE)
  Interest income                                            2,493            13,558            60,380
  Interest expense                                          (2,923)           (2,629)          (16,401)
  Loss on sale of assets                                        --            (4,723)          (13,200)
  Miscellaneous                                              4,679            27,469            40,892
                                                      ------------      ------------      ------------
                                                             4,249            33,675            71,671
                                                      ------------      ------------      ------------

    Net loss before income tax                          (1,328,512)         (792,536)       (4,774,294)

INCOME TAXES                                                    --                --                --
                                                      ------------      ------------      ------------

    Net loss before cumulative effect of the
    change in accounting principle                      (1,328,512)         (792,536)       (4,774,294)

Cumulative effect on prior years of change in
accounting principle, net of tax                                --                --          (119,594)
                                                      ------------      ------------      ------------
    NET LOSS                                          $ (1,328,512)     $   (792,536)     $ (4,893,888)
                                                      ============      ============      ============

NET LOSS PER SHARE before cumulative
effect of the change in accounting principle          $      (0.09)     $      (0.06)     $      (0.49)

  Cumulative effect on prior years of the change in
  accounting principle                                          --                --             (0.01)
                                                      ------------      ------------      ------------
NET LOSS PER SHARE                                    $      (0.09)     $      (0.06)     $      (0.50)
                                                      ============      ============      ============

WEIGHTED AVERAGE SHARES                                 14,037,379        12,757,422         9,764,526
                                                      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the
                Period From August 14, 1997 to December 31, 2002


                                                               Common Stock
                                                        ----------------------------     Additional      Subscription
                                                          Shares           Amount      Paid-in Capital    to Capital
                                                        -----------      -----------   ---------------   ------------
Balances, August 14, 1997 (Inception)                            --      $        --     $        --      $        --

Issued for cash ($.46 per share)                            100,000            1,000          45,000               --
Net earnings                                                     --               --              --               --
                                                        -----------      -----------     -----------      -----------

Balances, December 31, 1997                                 100,000            1,000          45,000               --

Adjustment for 33.6-for-1 stock split                     3,260,000            2,360          (2,360)              --
Sale of 500,000 shares ($.20 per share)                     500,000              500          99,500               --
Sale of 1,000,000 shares ($.29 per share)                 1,000,000            1,000         289,000               --
Summit Environmental Corporation, Inc.                           --               --
  merger 750,000 shares (.001 per share)                    750,000              750            (750)              --
Sale of 250,000 shares ($.60 per share)                     250,000              250         149,750               --
Sale of 384,840 shares ($2.50 per share)                    384,840              385         961,715               --
122,000 shares issued for services ($.14 per share)         122,000              122          17,372               --
750,000 shares issued for patent ($2.50 per share)          750,000              750       1,874,250               --
Sale of 289,854 shares ($2.49 per share)                    289,854              289         721,346               --
Net loss                                                         --               --              --               --
                                                        -----------      -----------     -----------      -----------

Balances, December 31, 1998                               7,406,694            7,406       4,154,823               --

Sale of 123,000 shares ($2.50 per share)                    123,000              123         307,377               --
Sale of 1,704,000 shares ($.50 per share)                 1,704,000            1,704         850,296               --
Re-purchase of 10,000 shares ($2.50 per share)                   --               --              --               --
Conversion of long-term debt to 260,000
  shares ($0.50 per share)                                  260,000              260         129,740               --
Correction of shares outstanding                             (1,200)              --              --               --
Issuance of 875,000 shares ($.40 per share) as
   satisfaction for related party note payable              875,000              875         349,125               --
Net loss                                                         --               --              --               --
                                                        -----------      -----------     -----------      -----------

Balances, December 31, 1999                              10,367,494           10,368       5,791,361               --

Sale of 1,533,000 shares ($.50 per share)                 1,533,000            1,533         764,967               --
Issuance of 140,000 shares upon exercise
   of stock options ($.40 per share)                        140,000              140          55,860               --
62,500 shares issued for services ($.80 per share)           62,500               63          49,937               --
Net loss                                                         --               --              --               --
                                                        -----------      -----------     -----------      -----------

Balances, December 31, 2000                              12,102,994           12,104       6,662,125               --

Sale of 320,000 shares ($.50 per share)                     320,000              320         159,680               --
Issuance of 930,000 shares upon exercise
   of stock options ($ .35 per share)                       930,000              930         324,570               --
Net loss                                                         --               --              --               --
                                                        -----------      -----------     -----------      -----------

Balances, December 31, 2001                              13,352,994           13,354       7,146,375               --

Sale of 560,000 shares ($.50 per share)                     560,000              560         279,440               --
Sale of 938,000 shares ($.25 per share)                     938,000              938         233,562               --
400,000 shares issued for services ($.60 per share)         400,000              400         239,600               --
366,200 shares issued for services ($.25 per share)         366,200              366          91,184               --
40,000 shares issued for services ($.19 per share)           40,000               40           7,560               --
Money received for a 2003 stock purchase                                                                       60,000
Net loss                                                         --               --              --               --
                                                        -----------      -----------     -----------      -----------

Balances, December 31, 2002                              15,657,194      $    15,658     $ 7,997,721      $    60,000
                                                        ===========      ===========     ===========      ===========


                                                            Deficit
                                                           Accumulated
                                                               in
                                                           Development       Treasury
                                                              Stage            Stock            Total
                                                           -----------      -----------      -----------
Balances, August 14, 1997 (Inception)                      $        --      $        --      $        --

Issued for cash ($.46 per share)                                    --               --           46,000
Net earnings                                                    40,762               --           40,762
                                                           -----------      -----------      -----------

Balances, December 31, 1997                                     40,762               --           86,762

Adjustment for 33.6-for-1 stock split                               --               --               --
Sale of 500,000 shares ($.20 per share)                             --               --          100,000
Sale of 1,000,000 shares ($.29 per share)                           --               --          290,000
Summit Environmental Corporation, Inc.
  merger 750,000 shares (.001 per share)                            --               --               --
Sale of 250,000 shares ($.60 per share)                             --               --          150,000
Sale of 384,840 shares ($2.50 per share)                            --               --          962,100
122,000 shares issued for services ($.14 per share)                 --               --           17,494
750,000 shares issued for patent ($2.50 per share)                  --               --        1,875,000
Sale of 289,854 shares ($2.49 per share)                            --               --          721,635
Net loss                                                      (646,678)              --         (646,678)
                                                           -----------      -----------      -----------

Balances, December 31, 1998                                   (605,916)              --        3,556,313

Sale of 123,000 shares ($2.50 per share)                            --               --          307,500
Sale of 1,704,000 shares ($.50 per share)                           --               --          852,000
Re-purchase of 10,000 shares ($2.50 per share)                      --          (25,000)         (25,000)
Conversion of long-term debt to 260,000
  shares ($0.50 per share)                                          --               --          130,000
Correction of shares outstanding                                    --               --               --
Issuance of 875,000 shares ($.40 per share) as
   satisfaction for related party note payable                      --               --          350,000
Net loss                                                      (991,274)              --         (991,274)
                                                           -----------      -----------      -----------

Balances, December 31, 1999                                 (1,597,190)         (25,000)       4,179,539

Sale of 1,533,000 shares ($.50 per share)                           --               --          766,500
Issuance of 140,000 shares upon exercise
   of stock options ($.40 per share)                                --               --           56,000
62,500 shares issued for services ($.80 per share)                  --               --           50,000
Net loss                                                    (1,175,650)              --       (1,175,650)
                                                           -----------      -----------      -----------

Balances, December 31, 2000                                 (2,772,840)         (25,000)       3,876,389

Sale of 320,000 shares ($.50 per share)                             --               --          160,000
Issuance of 930,000 shares upon exercise
   of stock options ($ .35 per share)                               --               --          325,500
Net loss                                                      (792,536)              --         (792,536)
                                                           -----------      -----------      -----------

Balances, December 31, 2001                                 (3,565,376)         (25,000)       3,569,353

Sale of 560,000 shares ($.50 per share)                             --               --          280,000
Sale of 938,000 shares ($.25 per share)                             --               --          234,500
400,000 shares issued for services ($.60 per share)                 --               --          240,000
366,200 shares issued for services ($.25 per share)                 --               --           91,550
40,000 shares issued for services ($.19 per share)                  --               --            7,600
Money received for a 2003 stock purchase                            --               --           60,000
Net loss                                                    (1,328,512)              --       (1,328,512)
                                                           -----------      -----------      -----------

Balances, December 31, 2002                                $(4,893,888)     $   (25,000)     $ 3,154,491
                                                           ===========      ===========      ===========

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                Years Ended December 31,         Period from
                                                              ----------------------------    August 14, 1997 to
                                                                  2002               2001     December 31, 2002
                                                              ------------    ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (1,328,512)   $   (792,536)   $      (4,893,888)
  Adjustments to reconcile net loss to cash
    used in operating activities
    Amortization                                                   162,335         162,333              682,831
    Bad debt expense                                               137,095              --              185,530
    Cumulative effect of change in accounting principle                 --              --              119,594
    Depreciation                                                    11,220          16,169               56,971
    (Gain) loss on sale of assets                                       --          (5,724)               2,753
    Rescission of Lady Burd asset purchase agreement                50,000              --               50,000
    Common stock issued for services                               339,150              --              406,644
    Change in operating assets and liabilities:
      Accounts receivable                                           (8,252)        (84,499)            (230,378)
      Inventories                                                   76,706          26,213             (692,938)
      Prepaid expenses and deposits                                 (6,016)            620             (523,254)
      Accounts payable                                              20,168         (25,197)              54,157
      Accrued liabilities                                           10,650          (2,522)              31,556
                                                              ------------    ------------    -----------------
        Net cash used in operating activities                     (535,456)       (705,143)          (4,750,422)
                                                              ------------    ------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                          (12,088)         (4,465)             (83,999)
    Proceeds from sale of equipment                                     --          47,440               47,440
    Organization costs                                                  --              --             (129,291)
    Acquisition of patent                                          (25,000)        (25,000)             (50,000)
    Acquisition of licenses                                             --              --              (60,000)
                                                              ------------    ------------    -----------------
        Net cash provided by (used in) investing activities        (37,088)         17,975             (275,850)
                                                              ------------    ------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loan proceeds                                                       --              --                6,554
    Loan principal repayments                                           --         (48,739)             (66,990)
    Loan principal repayments - related party                           --          15,735             (134,265)
    Proceeds from sale of stock                                    574,500         485,500            5,416,735
                                                              ------------    ------------    -----------------
        Net cash provided by financing activities                  574,500         452,496            5,222,034
                                                              ------------    ------------    -----------------

NET INCREASE (DECREASE) IN CASH                                      1,956        (234,672)             195,762

Cash - Beginning of period                                         193,806         428,478                   --
                                                              ------------    ------------    -----------------

Cash - End of period                                          $    195,762    $    193,806    $         195,762
                                                              ============    ============    =================

SUPPLEMENTAL INFORMATION
    Cash paid for interest                                    $         --    $      2,629    $          14,201
    Cash paid for income taxes                                          --              --                7,252
    Issuance of common stock for patent                                 --              --            1,875,000
    Issuance of common stock for services                          339,150              --              339,150
    Issuance of note payable for patent                                 --              --              500,000
    Issuance of notes payable to purchase equipment                     --              --              102,561
    Conversion of notes payable to common stock                         --              --              350,000
    Conversion of long-term debt to common stock                        --              --              130,000
    Conversion of accounts receivable to note receivable                --              --               36,231


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

       Change in Accounting Principle

       During 1999 the Company changed its method of accounting for organizational costs to conform with requirements of the American Institute of Certified Public Accountants Statement of Position 98-5. The effect of this change was to increase the net loss for 1999 by $93,736 ($0.01 per share).

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

       Inventory

       Inventory, which consists of products held for resale, is recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2002, fire suppression inventory was $530,396 and Pannache inventory was $85,390.

       Intangible Assets

       Patents and licenses are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patent and licenses.

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

       The estimated service lives used in determining depreciation and amortization are:

              Description                                              Estimated Service Life
              -----------                                              ----------------------
              Automobiles                                                      5 years
              Office furniture and equipment                                 5 - 7 years
              Leasehold improvements                                           4 years

       Advertising and Marketing

       Advertising and marketing costs are expensed as incurred, which totaled $306,223 and $46,489 for 2002 and 2001, respectively.

       Litigation

       The Company is involved in various lawsuits during the normal course of business. These lawsuits are in various stages and a determination as to the outcome of these lawsuits and their effect on the financial statements is not determinable. The Company intends to vigorously defend its positions in regards to these lawsuits and does not feel that their outcomes will have a material impact on the current or future financial position of the Company.

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


       SIGNIFICANT ACCOUNTING POLICIES (continued)

       Operations

       The Company has suffered recurrent losses from operations of $1,328,512 and $792,536 for the years ended December 31, 2002 and 2001 and had negative cash flows from operations of $535,456 and $705,143 at December 31, 2002 and 2001, respectively. If the Company is unable to meet current obligations as they come due as a result of an inability to raise further funds, the Company could be forced to substantially reduce operations and sell significant amounts of their assets at below market. The Company is currently working to raise the additional capital which would be used to fund current operations and is working to reduce cash based capital expenditures.

       Lady Burd

       During 2002, the Company issued 500,000 shares of stock at $0.45 per share with the intention to purchase the rights to patents from Lady Burd. Also included in this exchange were a non-refundable deposit of $25,000 in late 2001 and a payment of $25,000 in early 2002. As part of this transaction, the Company recorded a prepaid royalty asset of $200,000, a patent of $550,000 and an initial liability of $525,000 due to Lady Burd ($50,000 was paid through December 31, 2002).

       Late in 2002, the Company was made aware that Lady Burd did not have the patents on the products that it represented to the Company. Also at this time, Lady Burd notified the Company that they did not have an agreement with the Company and they have no obligation to complete this transaction.

       As a result, as of December 31, 2002, the Company has relieved the prepaid royalty asset of $200,000, the patent of $550,000, the remaining obligation to Lady Burd of $475,000 and has canceled the 500,000 shares of stock issued to Lady Burd.

       Reclassifications

       Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation.

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

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


3.     COMMITMENTS AND CONTINGENCIES

       Leases

       The Company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2002. Rent expense for all operating leases was approximately $37,984 and $55,439 for 2002 and 2001, respectively.

       At December 31, 2002, approximate rental commitments under all noncancelable leases having terms in excess of one year are as follows:

              Year Ending
              December 31,
              ------------
                  2003                                             $  40,539
                  2004                                                26,893
                  2005                                                 9,300
                  2006                                                 2,292
                  2007                                                     -
                                                                   ---------
              Total minimum lease payments                         $  79,024
                                                                   =========

       Gain Contingency

       In November, 2002, the Company won a default judgment against Proformance Marketing, LLC (Proformance), a related party, for $204,189. This settlement was a result of the loss of the Company's inventory that was in the possession of Proformance as well as for the collection of two delinquent receivables from Proformance. This inventory has been expensed by the Company in the current year and the corresponding receivables due from Proformance have been allowed for as of December 31, 2002. This default judgment balance due of $204,189 is not reflected in the Company's balance sheet as there is doubt as to the collectibility of this balance. As a result, any funds received from Proformance will be recorded as income, net of collection costs, as received.

4.     COMMON STOCK

       Warrants

       During 2002 and 2001, the Company issued warrants to acquire 1,003,000 and 160,000 shares, respectively, for $0.25 per share through April 15, 2003 in connection with a private placement.

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

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


4.     COMMON STOCK (Continued)

       The following schedule summarizes the changes in the Plan for the four years ended December 31, 2002:

                                                                   Option Price
                                                             -------------------------
                                                Number of                 Total Option
                                                 Shares      Per Share       Price
                                                ---------    ---------    ------------
Outstanding at December 31, 1998                       --    $      --    $         --

For the year ended December 31, 1999:
    Granted                                       350,000         1.00         350,000
    Exercised                                          --           --              --
                                                ---------    ---------    ------------

Outstanding at December 31, 1999                  350,000    $    1.00    $    350,000

For the year ended December 31, 2000:
    Granted                                            --           --              --
    Exercised                                          --           --              --
    Expired                                       (85,000)       (1.00)        (85,000)
                                                ---------    ---------    ------------

Outstanding at December 31, 2000
(127,500 exercisable)                             265,000    $    1.00    $    265,000

For the year ended December 31, 2001:
    Granted                                            --           --              --
    Exercised                                          --           --              --
    Expired                                        66,250        (1.00)        (66,250)
                                                ---------    ---------    ------------
Outstanding at December 31, 2001
(95,000 exercisable)                              198,750    $    1.00    $    198,750
                                                ---------    ---------    ------------

For the year ended December 31, 2002:
    Expired                                       (13,750)       (1.00)        (13,750)
    Exercise price conversion                          --        (0.70)       (129,500)
    Exercised                                          --           --              --
    Granted                                       280,000         0.30          84,000
                                                ---------    ---------    ------------
Outstanding at December 31, 2002
(465,000 exercisable)                             465,000    $    0.30    $    139,500
                                                =========    =========    ============

       During 2002, the Company reduced the exercise price for all stock options from $1.00 per share to $0.30 per share.

       During 2001, the Company issued options to purchase 250,000 shares of common stock at $0.50 to a strategic alliance partner. These stock options are exercisable as of December 31, 2002 and expire January, 2003.

       During 2001, the Company issued options to purchase 150,000 shares of common stock at $0.40 to a marketing partner. These stock options expired in 2002.

       In compliance with Statement of Financial Accounting Standards No. 123, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                             2002                            2001
                 ----------------------------    ----------------------------
                 As Reported      Pro forma      As Reported      Pro forma
                 ------------    ------------    ------------    ------------
Net loss         $  1,328,512    $  1,409,971    $    792,536    $    798,680
Loss per share   $       (.09)   $       (.10)   $       (.06)   $       (.09)

       The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk free interest rate 4.29%, expected life 1 - 10 years; expected volatility 143%; dividend yield 0%; and an exercise price of $0.35 to $0.50. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


4.     COMMON STOCK (Continued)

       During 2002, the Company issued 355,000 shares of stock at $0.25 per share to officers of the Company for services rendered.

       During 2002, the Company issued 40,000 and 11,200 shares at $0.19 and $0.25 per share for services rendered by outside companies.

       During 2002, the Company issued 400,000 shares of stock at $0.60 per share for advertising and marketing to be rendered by an outside company on behalf of the Company.

5.     RELATED PARTY TRANSACTIONS

       The following transactions occurred between the Company and related parties:

       The Company and another business with common shareholders share office space and the related expenses.

       Sales totaling $5,040 and $29,311 were made to related parties in 2002 and 2001, respectively.

       At December 31, 2002 and 2001 accounts receivables from related parties totaled $38,900 and $33,860 and notes receivables from related parties totaled $20,496 and $20,496, respectively.

       The Company has a royalty payable to a related party with a balance of $5,932 as of December 31, 2002. This balance is included in accounts payable on the balance sheet.

       The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $509,566 and $511,505 as of December 31, 2002 and 2001, respectively.

       During 1998, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $60,000 for such costs.

6.     CONCENTRATIONS

       Approximately 23% and 46% of sales were made to two and three customers in 2002 and 2001, respectively. Only one customer was the same for each of the years presented. Accounts receivable from the two and three customers were $6,094 and $34,437 in 2002 and 2001, respectively.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS


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

       The deferred tax assets include the following components:

                                             2002            2001
                                         ------------    ------------
       Deferred tax assets:
       Deferred tax asset - current      $     51,781    $     14,960
       Deferred tax asset - noncurrent      1,621,279       1,208,039
       Valuation allowance                 (1,671,020)     (1,220,374)
                                         ------------    ------------
         Deferred tax assets, net               2,040           2,625
                                         ------------    ------------

       Deferred tax liabilities:
       Current                                     --              --
       Noncurrent                               2,040           2,625
                                         ------------    ------------
                                                2,040           2,625
                                         ------------    ------------
                                         $         --    $         --
                                         ============    ============

       The valuation allowance was established to reduce the deferred tax asset for the amounts that will more likely than not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforward. The valuation allowance increased $450,646 and $271,176 in 2002 and 2001, respectively. The Company has a net operating loss carryforward of approximately $4,746,000 of which $605,000 expires in 2018, $882,000 expires in 2019, $1,200,000 expires in 2020, $819,000 expires in 2021 and
       $1,240,000 expires in 2022.

8.     SUBSEQUENT EVENT (UNAUDITED)

       On February 11, 2003, the Company agreed to purchase the worldwide marketing rights to a bioremediation formula for 360,000 shares of the Company's common stock plus 180,000 stock warrants of the Company's stock exercisable at $1.00 per share with a term of three years.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

                                                                                              OFFICE HELD                 TERM OF
           NAME                                           OFFICE                                 SINCE                    OFFICE
           ----                                           ------                                 -----                    ------
B. Keith Parker, 54                             Chief Executive Officer and                       1997                     4-03
                                                Director

Chris Dellinges, 53                             Chief Financial Officer                           2001                     4-03

Paula Parker, 49                                Vice President, Secretary                         1997                     4-03
                                                And Director

Dean Haws, 33                                   Director                                          1997                     4-03

John Brooks, 55                                 Director                                          1999                     4-03

James J. Roach, 55                              Director                                          1997                     4-03

Thomas J. Kenan, 71                             Director                                          1997                     4-03

Mohsen Amiran, 53                               Director                                          1999                     4-03

Wilton Dennis Stripling, 61                     Director                                          2000                     4-03


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

THOMAS J. KENAN, DIRECTOR

         Mr. Kenan has practiced securities and corporation law in Oklahoma City, Oklahoma for the last 37 years. He is presently affiliated with Fuller, Tubb, Pomeroy & Stokes in an "of counsel" capacity.

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

         Soon after, the Islamic revolution took place and a new government took over. For a two-month period, Dr. Amiran lived a life of torment and feared for his life. The new regime destroyed the laboratory, burned his equipment and destroyed all his research. Eventually, Ayatollah Khameni, the new leader, stepped in and asked Dr. Amiran to become an advisor and help industry and the military to get back on their feet. After a short time, Dr. Amiran managed to escape with his wife and son to London. The news that one of IranSections leading minds had defected caused much turmoil in Iran. Fearing that Dr. Amiran was working with the CIA, his possessions were seized and family members tormented, tortured or killed. He came to the United States and became a professor at Northwestern University. He later founded BioGenesis, where he again began working on his environment-saving fire suppressants and cleaning agents.

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

         Pursuant to the Corporation's 1998 Stock Option Plan, on September 21, 1999, the officers issued options to purchase shares of Common Stock of the Corporation at $1.00 a share to the following persons in the amounts and subject to the vesting conditions set forth opposite their names:

                                                 Incentive Stock           Non-Qualified Stock
       Grantee                     Position          Options                    Options                 Service Date
       -------                     --------          -------                    -------                 ------------
Jennifer Woolbert (2)              Employee           10,000                                              08-14-97
Nicole Parker (2)                  Employee           10,000                                              01-04-99
Ann Graff (2)                      Employee           10,000                                              05-12-98
Laurie Grigsby (2)                 Employee           10,000                                              07-10-98
Val Allen (2)                      Employee           10,000                                              06-01-99
Dean Haws (1)                      Director                                     40,000
Jim Roach (1)                      Director                                     40,000
Thomas J. Kenan (1)                Director                                     40,000
Chuck Wilde (1)                    Director                                     40,000
John Brooks (1)                    Director                                     40,000
Mohsen Amiran (1)                  Consultant                                   25,000
Tom Rouse (1)                      Consultant                                   25,000


(1) 25% vests the day granted. 25% vests on each of 1-1-2000, 1-1-2001, and 1-1-2002 if the grantee is still an officer or director of the company.

(2) 25% vests on the first, second, third and fourth anniversaries of the date of initial employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows information as of December 31, 2002 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

                                                                         NO. OF                  % OF
SUMMIT ENVIRONMENTAL CORP.                                               SHARES                  CLASS
--------------------------                                               -----                   -----
B. Keith Parker                                                        2,176,305(1)              13.2
133 East Tyler Street
Longview, TX 75601

Paula Parker                                                           406,500(2)                 2.5
133 East Tyler Street
Longview, TX 75601

Moonlighting Distribution                                              350,000(3)                 2.1
Corporation
133 East Tyler Street
Longview, TX 75601

Dean Haws                                                              250,000                    1.5
P. O. Box 1071
Gilmer, TX 75644

John Brooks                                                            5,000                        *
11817 Westar Lane
Burlington, WA  98233

James J. Roach                                                         30,000                       *
182 Curtis Road
Middlebury, CT  06762

Thomas J. Kenan                                                        190,620(4)                 1.2
212 NW 18th Street
Oklahoma City, OK  73103

BioGenesis Enterprises, Inc.                                           12,750(5)                    *
7420 Alban Station, Ste. B-208
Springfield, VA  22150

Mohsen Amiran                                                          212,750(5)                 1.3
7420 Alban Station, Ste. B-208
Springfield, VA  22150

Wilton Dennis Stripling                                                1,357,550                  8.2
5230 Walnut Hill Lane, Ste. 306
Dallas, TX  75231

Officers and Directors                                                 4,222,225                 25.5
as a group (8 persons)


-------------------------
*Less than 1 percent.

(1) Mr. Parker directly owns 1,850,805 shares of common stock. He is attributed the beneficial ownership of 31,500 shares owned by a son, Casey Joe Parker and 25,000 shares owned by a daughter, Leslie Nicole Parker. He beneficially owns an additional 350,000 shares through his controlling stock ownership and position as a director of Moonlighting Distribution Corporation, which directly owns such 350,000 shares. These same 406,500 shares are attributed to Paula Parker. See footnote (2).

(2) Mrs. Parker, who is the spouse of B. Keith Parker, is attributed 350,000 shares through her controlling stock ownership and position as a director of Moonlighting Distribution Corporation, the record owner of the shares. She is attributed the beneficial ownership of 31,500 shares owned by a minor son, Casey Joe Parker and 25,000 shares owned by a daughter, Leslie Nicole Parker. These same 406,500 shares are attributed to Mr. Parker.

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

(5) Dr. Amiran directly owns 200,000 shares of common stock. He beneficially owns another 12,750 shares through his controlling stock ownership and position as a director of BioGenesis Enterprises, Inc., which directly owns such 12,750 shares.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

      2.1        -       Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc.
                         and Summit Technologies, Inc.**

      3.1        -       Articles of Incorporation of Summit Environmental Corporation, Inc.*

      3.1.1      -       Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

      3.2        -       Bylaws of Summit Environmental Corporation, Inc.*

      10.1       -       1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

      10.3       -       Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution
                         Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex
                         and/or Poder 24)*

      10.4       -       Limited Exclusive Marketing Bilateral Agreement among B. Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA,
                         d/b/a Moonlighting International, and Summit Technologies, Inc. (FireKare,
                         FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

      10.6       -       Exclusive Marketing Bilateral Agreement between Moonlighting Distribution
                         Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

      10.7       -       November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis
                         Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

      99.1       -       Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2       -       Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 14. CONTROLS AND PROCEDURES

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

                                    SUMMIT ENVIRONMENTAL CORPORATION, INC.

                                    /s/ B. Keith Parker
Date:  April 15, 2003
                                    -----------------------------------------------------
                                    B. Keith Parker, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    /s/ Chris Dellinges
Date:  April 15, 2003
                                    -----------------------------------------------------
                                    Chris Dellinges, Chief Financial Officer


                                    /s/ B. Keith Parker
Date:  April 15, 2003
                                    -----------------------------------------------------
                                    B. Keith Parker, Chief Executive Officer and Director

                                      /s/ Paula Parker
Date:  April 15, 2003
                                      --------------------------------------------------------------
                                      Paula Parker, Director


                                      /s/ Dean Haws
Date:  April 15, 2003
                                      --------------------------------------------------------------
                                      Dean Haws, Director


                                      /s/ Thomas J. Kenan
Date:  April 15, 2003
                                      --------------------------------------------------------------
                                      Thomas J. Kenan, Director


                                      /s/ James J. Roach
Date:  April 15, 2003
                                      --------------------------------------------------------------
                                      James J. Roach, Director


                                      /s/ John Brooks
Date:  April 15, 2003
                                      --------------------------------------------------------------
                                      John Brooks, Director


                                      /s/ Mohsen Amiran
Date:  April 15, 2003
                                      --------------------------------------------------------------
                                      Mohsen Amiran, Director


                                      /s/ Wilton Dennis Stripling
Date:  April 15, 2003
                                      --------------------------------------------------------------
                                      Wilton Dennis Stripling, Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, B. Keith Parker, Chief Executive Officer of the registrant, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Summit Environmental Corporation, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003                                /s/ B. Keith Parker
                                                     -----------------------
                                                     B. Keith Parker
                                                     Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I, Chris Dellinges, Chief Financial Officer of the registrant, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Summit Environmental Corporation, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003                                /s/ Chris Dellinges
                                                     -----------------------
                                                     Chris Dellinges
                                                     Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
  No.               Description
-------             -----------
 2.1        -       Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc.
                    and Summit Technologies, Inc.**

 3.1        -       Articles of Incorporation of Summit Environmental Corporation, Inc.*

 3.1.1      -       Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

 3.2        -       Bylaws of Summit Environmental Corporation, Inc.*

 10.1       -       1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

 10.3       -       Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution
                    Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex
                    and/or Poder 24)*

 10.4       -       Limited Exclusive Marketing Bilateral Agreement among B. Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA,
                    d/b/a Moonlighting International, and Summit Technologies, Inc. (FireKare,
                    FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

 10.6       -       Exclusive Marketing Bilateral Agreement between Moonlighting Distribution
                    Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

 10.7       -       November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis
                    Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

 99.1       -       Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2       -       Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *                  Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

 **                 Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675
                    incorporated herein.

 ***                Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675
                    incorporated herein.