Form 10QSB
period 2003-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2003-05-15
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

    Texas                          333-48659                        73-1537206
  (state of                (Commission File Number)               (IRS Employer
incorporation)                                                      I.D. Number)

                              133 East Tyler Street
                               Longview, TX 75601
                                  800-522-7841
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


              ----------------------------------------------------
             (Former name or address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of May 12, 2003, there were 16,597,194 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets March 31, 2003 (Unaudited) and
         December 31, 2002 (Audited)                                           3
Statements of Operations Three Months Ended March 31, 2003 and 2002 and
         Period from August 14, 1997 to March 31, 2003                         4
Statements of Cash Flows Three Months Ended March 31, 2003 and 2002 and
         Period from August 14, 1997 to March 31, 2003                         5
Notes to Financial Statements (Unaudited)                                      6

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                  March 31, 2003           December 31, 2002
                                                                                   (Unaudited)                 (Audited)
                                                                                  --------------           -----------------
                                   ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                                       $   126,800                $   195,762
   Accounts Receivable, Less Allowance of $152,300                                      22,459                     29,113
   Note Receivable - related party, less allowance of 20,496                                --                         --
   Inventory                                                                           611,580                    615,786
   Prepaid Expenses                                                                     88,660                     88,660
                                                                                   -----------                -----------
         Total Current Assets                                                          849,499                    929,321
                                                                                   -----------                -----------

PROPERTY AND EQUIPMENT AT COST
   Property and Equipment                                                               56,223                     55,774
   Leasehold Improvements                                                               13,924                     13,499
   Accumulated Depreciation and Amortization                                           (34,807)                   (32,002)
                                                                                   -----------                -----------
         Net Property and Equipment                                                     35,340                     37,271
                                                                                   -----------                -----------

OTHER ASSETS
   Prepaid Royalties                                                                   509,566                    509,566
   Deposits                                                                              2,180                      2,180
   Patents and Licenses (net of accumulated amortization of $713,717
      and $673,134, respectively)                                                    1,836,213                  1,761,866
                                                                                   -----------                -----------
         Total Other Assets                                                          2,347,959                  2,273,612
                                                                                   -----------                -----------

TOTAL ASSETS                                                                       $ 3,232,798                $ 3,240,204
                                                                                   ===========                ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                                $    59,807                $    54,157
   Accrued Liabilities                                                                  31,313                     31,556
                                                                                   -----------                -----------
         Total Current Liabilities                                                      91,120                     85,713
                                                                                   -----------                -----------

STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.001; 10,000,000
      shares authorized, no shares issued                                                   --                         --
   Common Stock, par value $.001; 40,000,000
      shares authorized, 16,032,194 & 15,657,194
      shares issued and outstanding respectively                                        16,033                     15,658
   Common Stock Subscribed                                                             100,000                     60,000
   Additional Paid in Capital                                                        8,117,346                  7,997,721
   Deficit Accumulated in Development Stage                                         (5,066,701)                (4,893,888)
   Treasury Stock                                                                      (25,000)                   (25,000)
                                                                                   -----------                -----------
         Total Stockholders' Equity                                                  3,141,678                  3,154,491
                                                                                   -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 3,232,798                $ 3,240,204
                                                                                   ===========                ===========

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31                        PERIOD FROM
                                                           -----------------------------------        AUGUST 14, 1997 TO
                                                               2003                   2002              MARCH 31, 2003
                                                           ------------           ------------        ------------------
SALES                                                      $     42,681           $     41,649           $   749,249

COST OF SALES                                                    16,981                  5,308               282,691
                                                           ------------           ------------           -----------

GROSS PROFIT                                                     25,700                 36,341               466,558
                                                           ------------           ------------           -----------

OPERATION EXPENSES
   Selling, general, and administrative expenses                156,083                160,498             4,703,104
   Amortization                                                  40,853                 40,853               723,684
   Depreciation                                                   2,805                  2,805                59,776
                                                           ------------           ------------           -----------
      Total operating expense                                   199,741                204,156             5,486,564
                                                           ------------           ------------           -----------

NET EARNINGS (LOSS) FROM OPERATIONS                            (174,041)              (167,815)           (5,020,006)

OTHER INCOME
   Interest income                                                  576                    863                60,956
   Interest expense                                                  --                     (7)              (16,401)
   Royalty income                                                   652                  4,323                 5,927
   Gain/Loss on Sale of Asset                                        --                     --               (13,200)
   Miscellaneous                                                     --                     --                35,617
                                                           ------------           ------------           -----------
      Total other income (expense)                                1,228                  5,179                72,899
                                                           ------------           ------------           -----------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                                 (172,813)              (162,636)           (4,947,107)
                                                           ------------           ------------           -----------

Cumulative effect on prior years of the change
in accounting principle, net of tax                                  --                     --              (119,594)
                                                           ------------           ------------           -----------

NET LOSS                                                   $   (172,813)          $   (162,636)          $(5,066,701)
                                                           ============           ============           ===========

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE               $      (0.01)          $      (0.01)          $     (0.50)

Cumulative effect on prior years of the change in
accounting principle                                                 --                     --                 (0.01)
                                                           ------------           ------------           -----------
NET EARNINGS (LOSS) PER SHARE                              $      (0.01)          $      (0.01)          $     (0.51)
                                                           ============           ============           ===========

WEIGHTED AVERAGE SHARES                                      15,859,778             13,520,772             9,967,110

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31                        PERIOD FROM
                                                           -----------------------------------        AUGUST 14, 1997 TO
                                                               2003                   2002              MARCH 31, 2003
                                                           ------------           ------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $   (172,813)          $   (162,636)          $(5,066,701)
   Adjustments to reconcile net earnings (loss)
   to cash used in operating activities
      Amortization                                               40,853                 40,853               723,684
      Bad debt expense                                               --                     --               185,530
      Cumulative effect of change in accounting
      principle                                                      --                     --               119,594
      Depreciation                                                2,805                  2,805                59,776
      Gain (loss) on sale of assets                                  --                     --                 2,753
      Recission of Lady Burd asset purchase
      agreement                                                      --                     --                50,000
      Common stock issued for services                            4,800                     --               411,444
      Change in assets and liabilities
         Accounts receivable                                      6,654                (14,679)             (223,724)
         Note receivable                                             --                     --                    --
         Inventory                                                4,206                 (2,729)             (688,732)
         Prepaid expenses and deposits                               --                     --              (523,254)
         Accounts payable                                         5,650                 10,777                59,807
         Accrued liabilities                                       (243)                  (813)               31,313
                                                           ------------           ------------           -----------
            Net cash used in operating activities              (108,088)              (126,422)           (4,858,510)
                                                           ------------           ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                           (874)                  (647)              (84,873)
   Organization costs                                                --                     --              (129,291)
   Acquisition of licenses/patents                                   --                     --              (110,000)
   Proceeds from sale of equipment                                   --                     --                47,440
                                                           ------------           ------------           -----------
            Net cash used in investing activities                  (874)                  (647)             (276,724)
                                                           ------------           ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan proceeds                                                     --                     --                 6,554
   Loan principal repayments                                         --                     --               (66,990)
   Loan principal repayments - related party                         --                     --              (134,265)
   Proceeds from sale of stock                                   40,000                 85,000             5,456,735
                                                           ------------           ------------           -----------
            Net cash provided by financing
            activities                                           40,000                 85,000             5,262,034
                                                           ------------           ------------           -----------

NET INCREASE (DECREASE) IN CASH                                 (68,962)               (42,069)              126,800

Cash - Beginning of Period                                      195,762                193,806                    --
                                                           ------------           ------------           -----------

Cash - End of Period                                       $    126,800           $    151,737           $   126,800
                                                           ============           ============           ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Noncash investing and financing activities
      Issuance of 360,000 shares of common stock
         at $0.32 per share for marketing rights           $    115,200           $         --           $   115,200

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc. (the "company"), at December 31, 2002 has been taken from the company's audited financial statements at that date. The balance sheet at March 31, 2003, the statement of operations for the three months ended March 31, 2003 and the three months ended March 31, 2002 and the period from August 14, 1997, to March 31, 2003, and the statement of cash flows for the three months ended March 31, 2003 and the three months ended March 31, 2002 and the period from August 14, 1997 to March 31, 2003 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

      The estimated service lives used in determining depreciation and amortization are:

         Description                                  Estimated Service Life
         -----------                                  ----------------------
         Automobiles                                               5 years
         Office furniture and equipment                            5-7 years
         Leasehold improvements                                    4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

      Advertising and Marketing

      Advertising and marketing costs are expensed as incurred, which totaled $2,275 and $7,814 for the first quarters of 2003 and 2002, respectively.

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

            Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen. C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and 180,000 warrants exercisable at $1.00 per share during the first quarter of 2003.

4.    LEASES

      The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $15,657 and $9,122 for the first quarters of 2003 and 2002, respectively.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

5.    COMMON STOCK

      Private Placement

      During the fourth quarter of 2002, the board approved a private placement offering for 500,000 shares of common stock at $0.25 per share. 430,000 of these shares were issued during the fourth quarter of 2002. During first quarter 2003, 510,000 shares were sold.

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

      Warrants

      During the fourth quarter of 2002, the company reduced the exercise price of the warrants to $0.25 and added one new warrant for every two warrants purchased, exercisable through February 14, 2003. During the fourth quarter of 2002, 430,000 warrants were purchased for shares.

6.    RELATED PARTY TRANSACTIONS

      The following transactions occurred between the company and related parties:

      The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can of FirePower 911(TM), $0.35 per 1 Liter can of FirePower 911(TM) and a negotiated percentage on large batch orders of FirePower 911(TM). One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $509,566 as of both December 31, 2002 and March 31, 2003.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

7.    CONCENTRATIONS

      Approximately 60 percent of the sales in the first quarter of 2003 were made to three customers and 61 percent of the sales in the first quarter of 2002 were made to four different customers.

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

9.    AGREEMENTS

      In January 2002, Summit entered into a joint venture agreement with Earth Safe Technology, Inc. to market exclusively products manufactured for Summit by BioGenesis pursuant to Summit's patent ownership in Mexico. In December, 2002, the company began direct negotiations with Pemex Oil Company of Mexico. Permits are being issued for us to travel to Guadalajara and Monterey to conduct specific fire certification tests during the second and third quarters of 2003.

      In February 2002, Summit entered into a distribution agreement with Tianyang Group for the sale of products manufactured by Summit. These products are to be sold to Tianyang for production and resale in the Peoples Republic of China. Summit terminated this agreement for non-production during the first quarter of 2003.

      On February 6, 2002, Summit executed a Distribution Agreement with 614575 Alberta Limited of Calgary, Alberta, Canada. Alberta Limited manufactures a series of home fire extinguishing systems which feature FlameOut(R) as part of each system. 614575 has changed their trade name to Just-in Case Fire Limited. Summit and Just-in Case Fire executed a bi-lateral exclusive agreement during the second quarter of 2002. The company sells FlameOut(R) to Just-in Case Fire exclusively for their mobile fire extinguishing systems. The company will receive a royalty on the sale of each unit for the granting of said exclusivity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

 RESULTS OF OPERATIONS - FIRST QUARTER OF 2003 COMPARED TO FIRST QUARTER OF 2002

      Summit Environmental's gross receipts for Q1 2003 were $43,333 ($42,681 sales and $652 royalties) down six percent from $45,972 ($41,649 sales and $4,323 royalties) in Q1 2002. The gross margin for sales in Q1 2003 was 60% compared to 87% for Q1 2002. There is no cost of sales applied to the royalties.

      Operating expenses decreased 2% for Q1 2003 compared to Q1 2002. Operating expenses decreased by $4,415 from $204,156 in Q1 2002 to $199,741 in Q1 2003.

      Amortization and depreciation were $43,658 in both Q1 2003 and Q1 2002.

      Summit had a net loss of $172,813 in Q1 2003, up from the net loss of $162,636 in Q1 2002.

      Management attributes these changes to the following:

            Officer compensation from $30,462 to 37,500;
            Office salaries from $19,860 to $20,705;
            Office and warehouse rent from $7,232 to $10,399; and Office expenses from $5,513 to $7,013.

      OVERVIEW

      By year end 2002, we had finalized more of our distribution negotiations, and the U.S. Forestry Service product certifications for FlameOut(R) were near completion. After the end of Q1 2003, on May 2, 2003 FlameOut(R) was formally listed on the QPL (Quality Products Listing) for the United States Forestry Service under test standard 5100-307. Our vision continues to be marketing our products through strategic alliances. By year end, additional new agreements had been reached or executed in Australia, New Zealand, Belize, Honduras, Guatemala, Costa Rica, Nicaragua, Panama, El Salvador, and by separate agreement in Mexico.

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

      We set out to place FIREPOWER 911(TM) into a retail environment where pricing was not an issue to its success. When initial sales were made to grocery supply companies, grocery stores and convenience stores, there was no effective marketing/merchandising follow-up network in place to facilitate the in-store service requirement held by the large store chains across the country. The existing agreement with Convenience Service Group did not meet our criteria for servicing the customers and was terminated in order that the company could take a new direction with FIREPOWER 911(TM).

      Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. During the first quarter of 2002, Lowe's Home Improvement stores gave Triple-S Marketing the initial approval for FirePower 911(TM) on a test market in and out program. Safety Saturday in June 2002 and National Fire Protection Month (October) were the scheduled dates. Due to our negotiations with George Foreman, former World Heavyweight Boxing Champion, we requested that Triple-S place the FIREPOWER 911(TM) test market on hold until completion of said negotiation. Also, we are negotiating with a national infomercial company for the development and placement of the infomercial. All of these proposals, negotiations, and agreements are currently on hold due to a previous client's proposal to purchase the licensing and marketing rights to our aerosol fire extinguisher technology. In January, we were contacted by The Clorox Corporation, reviving previous negotiations from 1999 through 2000 with regards to the private labeling of FirePower 911(TM). Representatives of Clorox met with management twice during the first quarter of 2003. At the second meeting, a proposal was made by Clorox to obtain the exclusive licensing and marketing rights to our Aerosol Fire Extinguisher Technology. The Board of Directors met during the last week of March. We sent a counter proposal to Clorox in early April. Management and Clorox have agreed to several terms of the negotiations. We have agreed to set-up a meeting with Dr. Amiran, Keith Parker, and the representatives from Clorox in June 2003.

      In 2000, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. 5,000 cans were to be sold to the public by the local fire departments in Chile. We and Marketing Perspectives Incorporated ("MPI") will be satisfying labeling requirements and insurance requests for completed product liability coverage. FIREPOWER 911(TM) has also been approved by the Cabineros (federal police) in Chile as part of their military equipment belt. FIREPOWER 911(TM) will be on these equipment belts as a tool for riot control due to fire bombs thrown into crowds at large public events such as soccer matches. Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. Our existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. Additional approvals were received during 2002 by the

Junta Nacional (National Fire Department) and IDEM for official fire extinguisher ratings of FirePower Liquido 911 by the University of Chile. Pre-marketing Television Marketing infomercials are scheduled for May 2003 in order to prepare the market for the introduction of the product to the citizenship of Chile.

      Official government of Chile approvals and certifications have been completed with the regulatory agencies. The first customer for FirePower Liquido 911 is the Federal Police of Chile (Caribineros). We met with the United States Government Export-Import Bank in October 2002. The purpose was to learn about the environmental products export program. The program will allow us to accept International Purchase Orders, granting payment terms to our international customers. With a qualifying credit report, we can take a purchase order to the bank and finance 90 percent of the total amount. By virtue of Ex-Im Bank's credit analysis, Ex-Im Bank guarantees the repayment of our loan. We then purchase export credit insurance from Ex-Im Bank to be used in the event of default. We submitted the application to the Ex-Im Bank on March 10, 2003 on behalf of our customer in Chile. The initial order, which will depend on the final credit approval of our customer, will be between 15,000 and 20,000 cans. The overall plan, which carries Chilean government endorsement, is for 250,000 cans over the next two years. The pre-market television promotion is scheduled for May 2003.

      In 2000, we were notified by a direct home product television sales channel that FIREPOWER 911(TM) would be part of its programming in 2001. QVC notified us in March 2002 that product approval has been completed. QVC, seeking a letter of verification that FIREPOWER 911(TM) is validated for sales in all 50 states, received same from Applied Research Laboratories which is posted on our web site. We have complied with all requirements and passed Quality Assurance requirements. For product shipping, QVC sought a confirming letter from UPS that the proper classification for shipping FIREPOWER 911(TM) according to US-DOT guidelines was as "Consumer Commodity - aerosol non-flammable". UPS wrote two separate qualifying letters for our company. QVC's legal department then requested a letter from the US-DOT confirming what we claimed and UPS supported. Official confirmation from DOT was obtained on February 21, 2003. QVC had informed the company that once this letter was obtained "all" requirements would be met. On March 3, 2003, the buyer at QVC informed management that FIREPOWER 911(TM) had been approved and would be submitted for the TSV (Today's Special Value) programming rather than regular programming like we have experienced with the Pannache Cosmetics Luscious Dust Brush. This is an 8-to-10 program airing in the same 24-hour period. We anticipate this occurring during the third quarter of 2003. However, due to the proposal from Clorox, we were not sure whether we could negotiate to continue with this project. The proposal from Clorox for the purpose of purchasing the licensing and marketing rights will contain language which will either allow or disallow our continuation with the marketing of FirePower 911(TM). The meeting with Clorox was held on March 26, 2003. The Board of Directors met on March 27, 2003 to discuss the Clorox offer versus the QVC purchase order. The purchase order from QVC has been noted to be very sizable. In addition, management has been contacted regarding the possibility of another offer from a large chemical and fire products company stating that a proposed private label offer for FirePower 911(TM) is to be presented to us. When we sent the counter proposal to Clorox, we stated that QVC would need to be grandfathered into any agreement. A follow-up contact between representatives of Clorox and Summit indicated that the maintaining of our relationship with QVC would not be a problem. The QVC promotion will be for a two-can unit. Therefore, we had to re-submit a package for the UPS drop test with two cans in the package rather than the one can package previously submitted and approved. Conversations between management and the buyer at QVC indicated that as soon as the drop test was completed, the purchase order would be issued. We anticipate this approval and purchase order by the end of May 2003. Management has suggested to our buyer at QVC a two-program airing of FirePower 911(TM) prior to the TSV. Additionally, we will be changing the product name to merely FirePower(TM), eliminating the 911. We are sensitive to the feelings of victims' families from the September 11, 2001 attacks and do not want to be perceived as trying to capitalize on some event unfairly. Even though 911 has been a part of our product name for several years prior to the events of September 11, 2001, our product is still relatively unknown and could be inappropriately judged.

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

      Further tests being on FLAMEOUT(R) had positioned FlameOut(R) to become officially approved in Brazil by the end of the second quarter of 2002. The financial crisis in Argentina put this process on hold. Once the IMF Bank fund reclassifies the currency in Argentina, the company can proceed through Ex-Im Bank. This approval will also be accepted in the other Mercosur Pact countries -- Argentina, Uruguay and Paraguay. MPI notified us that the IMF rating for Argentina's currency occurred in February 2003. Representatives of MPI will be traveling to Argentina to reopen the process we have been involved with during the third week of March 2003. In April, MPI notified us that the initial plan for production in Argentina was back on a schedule. The Export-Import Bank is scheduled to reclassify the monetary system in Argentina in June 2003.

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

      In March 2002, we met with Reliant Interactive Media Group for the purpose of taking three to four of our products on QVC and Home Shopping Network International. Reliant is in the process of merging with Thane Distribution Group. Therefore, our agreements have been executed with Thane. Of special note, Reliant founders Kevin and Tim Harrington are noted developers of infomercials and direct response television. They represent such notables as Bruce Jenner, Kathy Smith, and Tony Little. The companies have agreed to place our products in the shopping channel venues of QVC and develop 30-minute infomercials for these products. One such product is FirePower 911(TM).

      During the fourth quarter of 2002, the first purchase order for the Pannache Luscious Dust Brush were completed and shipped to QVC. Paula Parker appeared on live programming on January 20, 2003, and February 10, 2003. The product and presentation were moved to prime-time scheduling, and the last presentation occurred on April 29, 2003. Also during the first quarter of 2003, the Pannache Luscious Lips product kit and the Pannache Sunless Tanning Mist Kit have been approved for programming at QVC. The tradename for Pannache Luscious Lips will be changed to Pannache Pretty Pout Lip Collection. The collection will consist of the original 16 lip colors, remover, and moisturizing gloss. Added to the line will be a lip balm, lip volumizer, and lip exfoliator. All products are to be introduced on QVC. The Sunless Tanning Mist collection will also contain a body exfoliator and a specially designed loofah sponge.

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

      We completed the listing and rating requirements, placing FIREPOWER 911(TM) in a class of its own, the only listed and rated fire extinguisher in an aerosol can available in the global marketplace. Subsequently, we received a letter from the Connecticut State Fire Marshal's Office certifying that the company's FIREPOWER 911(TM) had satisfied their fire code requirements.

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

      In 1998 we executed a non-circumvention, non-disclosure agreement with The Clorox

Corporation reflecting Clorox's possibly marketing FirePower 911(TM) under a private label throughout its nationwide marketing network. By 2000, further examinations were conducted and management met with legal, branding, marketing, pricing and research/development representation of our potential new client. In January 2003, we met with Clorox and were presented a proposed licensing and manufacturing agreement whereby we would license, for the retail consumer market, the technology, production rights and tradename for FirePower 911(TM) to Clorox. On March 26, 2003, representatives from Clorox made a formal proposal to us in Longview, Texas. The proposal was presented to the Board of Directors on March 27, 2003. Several key issues must be negotiated specifically involving the proprietary formulation of FirePower 911(TM) - FlameOut(R). Management presented a response to Clorox based upon the combined input from the Board of Directors. The Clorox proposal provided for cash, up front, for the purchase of the licensing rights and a continuing royalty to be paid on all sales. We have submitted a counter offer which included additional cash up-front, higher royalties, Summit's maintaining QVC and a Canadian distributor for FirePower, and our maintaining the special additive package to the FlameOut(R) formulation as proprietary. Management and Clorox conducted continued negotiations regarding our counter proposal on April 16, 2003. We will disclose further details later during the second quarter of 2003.

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

      FLAMEOUT(R) will be tested as a wetting agent and fire suppression foam. When approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. Our product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida. This should become a large venue for product sales beginning with the 2003 fire season. The Forestry Service informed us by our project manager of completion of all test requirements. The final review of the Material Safety Data Sheet (MSDS) occurred during the last week of April. We received the listing of FlameOut(R) with the QPL (Quality Products Listing) on May 5, 2003.

      We have been in negotiations with QVC for the sale of FIREPOWER 911(TM) since October 2000. FIREPOWER 911(TM)'s front runner, Chief's Choice, was the initial aerosol fire suppressant sold on QVC. While FIREPOWER 911(TM) was going through the validation and listing process at Applied Research Laboratories, "ARL," QVC was notified of the NFPA standards requirement held by State Fire Marshals' offices and substituted another "copycat" product for Chief's Choice, which also violated the requirements for which we had chosen to qualify in order to be in compliance in all 50 states. Last year, this "copycat" product was removed from programming at QVC, due to action taken by the Texas State

Fire Marshal's office, and we were notified that the category buyers at QVC had approved FIREPOWER 911(TM) one-liter rated fire extinguisher for purchase. We were told that once the legal department was cleared, scheduling of programming and initial purchases would begin. During April 2001, we were notified that the QVC legal department would be requesting a letter of verification that FIREPOWER 911(TM) is legal in all 50 states. We are awaiting the official request from QVC's legal department. However, a letter stating this verification is currently posted on our web site, www.seci-us.com or www.summitenvironmental.com. Management met with the buyers at QVC in February 2002, and FIREPOWER 911(TM) was approved for programming. QVC viewed FirePower 911(TM) as possibly requiring hazardous material classification in order to be shipped by UPS. We took exception due to the fact that we have been shipping FirePower 911(TM) direct via UPS for five years. FirePower 911(TM) is appropriately classified as ORM-D Consumer Commodity Aerosol non-flammable as is thus excerpted from the HazMat classifications. In order to resolve the issue, we had to request UPS support our position. They provided us with two letters in an attempt to satisfy the QVC requirements. After receiving said confirmation, QVC requested that we obtain a confirmation of classification from the United States Department of Transportation. On February 21, 2003, we received the confirmation. The buyer at QVC has informed us that FirePower 911(TM) will be submitted for approval as a TSV (Today's Special Value) programming. Due to the types of product package for the QVC programming (a two-can unit), we must resubmit a package containing two cans in the package for the UPS drop test for Quality Assurance at QVC. We have already passed the drop test with a single can in a package. However, since the purchase order from QVC will be for a two-can unit, we must complete the drop test with the package as it will be shipped. We have been informed by the buyer at QVC that the purchase order will be issued immediately upon successful completion of the new drop test. The drop test package was submitted the week of April 21, 2003. We anticipate the completion of the drop test before the end of May 2003. We have proposed to QVC an initial two-program airing for FirePower(TM) prior to any TSV promotion.

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

      FLAMEOUT(R)'s formal certification with the government of Brazil is ongoing. Sales orders are already in place through strategic alliance partner, MPI, and are awaiting release of this product's registration number. The collapse of Argentina's monetary system has stalled our progress. With the reclassification of Argentina's currency by the IMF, we will begin to utilize Ex-Im Bank in 2003.

      A company, Just-In Case Fire Ltd., manufacturing a home fire extinguishing unit in Canada has approved FLAMEOUT(R) over fifteen other products as the product of choice to be utilized in its system. Just-In Case Fire, Ltd. has completed the securing of five separate patents on the system. Summit will be supplying FLAMEOUT(R) for the Canadian sales and will handle distribution of the units through some of our other strategic alliance partners such as those in Australia, Mexico, Norway, and South America. Some Fire Caddy sales were made by Summit to Tecno-Supplies in Norway during 2002. The first orders of FLAMEOUT(R) were shipped in January 2002. Subsequent orders shipped in 2002. Orders have continued on a monthly basis in 2003. This agreement has resulted in global sales where the Fire Caddy will only be manufactured utilizing FlameOut(R). We receive a royalty on each unit manufactured by Just-In Case Fire. During November 2002, we and Just-In Case Fire participated in a FEMA/Homeland Security demonstration using FlameOut(R) and the Fire Caddy(TM) in extinguishing a mock plane crash which was part of an overall simulation of how to handle potential terrorist attacks.

      During August 2002, we received the endorsement of FlameOut(R) by Bituminous Insurance Company for usage of our product along with specially manufactured 2 1/2 gallon and/or 6 Liter fire extinguishers on highly specialized and expensive logging equipment. Bituminous Insurance began in January 2003 notifying insureds of non-renewal for equipment coverage if the insured failed to furnish FlameOut(R) and its related extinguishers on the insured's equipment. A second insurance company came along with a similar endorsement during November 2002. Next, direct underwriters for Lloyd's of London began to offer 25% discount on premiums if our product was included. In March 2003, Northeast Mutual Insurance Company, another logging company insurer endorsed FlameOut(R) allowing 15% premium discounts. We have been able to utilize some of the insurance agents as dealers to sell our products since they are the contact delivering the non-renewal notice to their insureds. Where the agents do not participate, we are offering a direct sales program from the home office.

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

COSMETICS

      Successful test markets of Pannache Cosmetics for direct dealer sales and shopping channel sales have shown us two high volume markets. Both test markets provided nearly 100% closing ratios. The profit margins are greater than any of our other products whether sold wholesale or direct to the consumer from us. We have taken steps to begin manufacturing all of our products and control our formulations through non-disclosure agreements. Our line now includes over 100 products. 2003 will see the full development of a dealer sales network.

      New innovative fund raising programs were kicked off in January selling Luscious Lips through high school drill teams, cheerleading groups and twirling groups. We will also be attending a national show each month promoting the entire line and securing new dealers.

      Negotiations for Luscious Lips and Luscious Dust Brushes were completed during first quarter 2002 on home shopping channels through Reliant Interactive Media Group. The Luscious Dust Brush was approved for programming at QVC. The first sale programming occurred on January 20, 2003. A second programming occurred on February 10, 2003. The third program occurred on April 29, 2003. Our product was the Number Two revenue generator for the hour long "Beauty Solutions" show. Additionally we have had Luscious Lips approved for programming on QVC. We anticipate first programming during the third quarter of 2003. We will be changing the name of the lip product to Pretty Pout Lip Collection as we will be developing a lip exfoliator, lip balm, and lip volumizer for programming. Additionally, the Pannache Sunless Tanning Mist Collection has also been approved at QVC. The Sunless Tanning Mist will be packaged with a body exfoliator and loofah sponge to make the product kit. We anticipate programming during the second quarter for this new product presentation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

      2.1    -    Agreement of Merger of July 14, 1998, between Summit
                  Environmental Corporation, Inc. and Summit Technologies,
                  Inc.**

      3.1    -    Articles of Incorporation of Summit Environmental
                  Corporation, Inc.*

      3.1.1  -    Amendment to Articles of Incorporation of Summit
                  Environmental Corporation, Inc.**

      3.2    -    Bylaws of Summit Environmental Corporation, Inc.*

      10.1   -    1998 Stock Option Plan adopted by Summit Environmental
                  Corporation, Inc.*

      10.3   -    Limited Exclusive Marketing Bilateral Agreement Between
                  Moonlighting Distribution Corporation-USA and Summit
                  Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or
                  Poder 24)*

      10.4   -    Limited Exclusive Marketing Bilateral Agreement among B.
                  Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a
                  Moonlighting International, and Summit Technologies, Inc.
                  (FireKare, FIREPOWER 911(TM), Super Cold Fire, and FLAME
                  OUT(R))*

      10.6   -    Exclusive Marketing Bilateral Agreement between Moonlighting
                  Distribution Corporation-USA and Summit Technologies, Inc.
                  (Trim-Away)**

      10.7   -    November 2, 1998 Amendment to April 27, 1998 Letter of
                  Intent between BioGenesis Enterprises, Inc. and Summit
                  Technologies, Inc., and April 27, 1998 Letter of Intent.***

      99     -    Certification of Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1   -    Certification of Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 14, 2003

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


Date: May 14, 2003                      /s/ B. Keith Parker
                                        ----------------------------------------
                                        B. Keith Parker
                                        Chief Executive Officer

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


Date:  May 14, 2003


                                        /s/ Chris Dellinges
                                        ----------------------------------------
                                        Chris Dellinges
                                        Chief Financial Officer

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          Commission File No. 333-48659

                                  EXHIBIT INDEX

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Exhibit No.       Description
-----------       -----------
   2.1    -       Agreement of Merger of July 14, 1998, between Summit
                  Environmental Corporation, Inc. and Summit Technologies,
                  Inc.**

   3.1    -       Articles of Incorporation of Summit Environmental Corporation,
                  Inc.*

   3.1.1  -       Amendment to Articles of Incorporation of Summit Environmental
                  Corporation, Inc.**

   3.2    -       Bylaws of Summit Environmental Corporation, Inc.*

   10.1   -       1998 Stock Option Plan adopted by Summit Environmental
                  Corporation, Inc.*

   10.3   -       Limited Exclusive Marketing Bilateral Agreement Between
                  Moonlighting Distribution Corporation-USA and Summit
                  Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or
                  Poder 24)*

   10.4   -       Limited Exclusive Marketing Bilateral Agreement among B. Keith
                  Parker, individually and as Chairman of the Board and CEO of
                  Moonlighting Distribution Corporation-USA, d/b/a Moonlighting
                  International, and Summit Technologies, Inc. (FireKare,
                  FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

   10.6   -       Exclusive Marketing Bilateral Agreement between Moonlighting
                  Distribution Corporation-USA and Summit Technologies, Inc.
                  (Trim-Away)**

   10.7   -       November 2, 1998 Amendment to April 27, 1998 Letter of Intent
                  between BioGenesis Enterprises, Inc. and Summit Technologies,
                  Inc., and April 27, 1998 Letter of Intent.***

   99     -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

   99.1   -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
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