Form 10QSB
period 2003-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2003-08-19
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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


                              133 East Tyler Street
                               Longview, TX 75601
                                  800-522-7841
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

As of August 13, 2003, there 17,234,194 were shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets June 30, 2003 (Unaudited) and
    December 31, 2002 (Audited)                                                                 3
Statements of Operations (Unaudited) Three Months Ended June 30, 2003 and 2002 and
    Period from August 14, 1997 to June 30, 2003                                                4
Statements of Operations (Unaudited) Six Months Ended June 30, 2003 and 2002                    5
Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2003 and 2002 and
    Period from August 14, 1997 to June 30, 2003                                                6
Notes to Financial Statements (Unaudited)                                                       7

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                                                      June 30, 2003   December 31, 2002 (Audited)
                                                                                     ---------------  ---------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                          $       134,965      $       195,762
  Accounts Receivable, Less Allowance of $152,300                                             33,332               29,113
  Note receivable - related party, less allowance of 20,496                                       --                   --
  Inventory                                                                                  587,176              615,786
  Prepaid Expenses                                                                            88,660               88,660
                                                                                     ---------------      ---------------
         Total Current Assets                                                                844,133              929,321
                                                                                     ---------------      ---------------

PROPERTY AND EQUIPMENT AT COST
  Property and Equipment                                                                      56,233               55,774
  Leasehold Improvements                                                                      14,186               13,499
  Accumulated Depreciation and Amortization                                                  (37,612)             (32,002)
                                                                                     ---------------      ---------------
         Net Property and Equipment                                                           32,797               37,271
                                                                                     ---------------      ---------------

OTHER ASSETS
  Prepaid Royalties                                                                          509,566              509,566
  Deposits                                                                                     2,180                2,180
  Patents and Licenses (net of accumulated amortization of $724,200
   and $673,134, respectively)                                                             1,795,360            1,761,866
                                                                                     ---------------      ---------------
         Total Other Assets                                                                2,307,106            2,273,612
                                                                                     ---------------      ---------------

TOTAL ASSETS                                                                         $     3,184,036      $     3,240,204
                                                                                     ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                                   $        54,885      $        54,157
  Accrued Liabilities                                                                         28,698               31,556
                                                                                     ---------------      ---------------
         Total Current Liabilities                                                            83,583               85,713
                                                                                     ---------------      ---------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.001; 10,000,000 shares
    authorized, no shares issued
  Common stock, par value $.001; 40,000,000 shares
    authorized, 16,719,194 & 15,657,194 shares issued
    and outstanding respectively                                                              16,719               15,658
  Common stock subscribed                                                                     85,000               60,000
  Additional Paid in Capital                                                               8,290,560            7,997,721
  Deficit Accumulated in Development Stage                                                (5,266,826)          (4,893,888)
  Treasury Stock                                                                             (25,000)             (25,000)
                                                                                     ---------------      ---------------
         Total Stockholders' Equity                                                        3,100,453            3,154,491
                                                                                     ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $     3,184,036      $     3,240,204
                                                                                     ===============      ===============

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                THREE MONTHS ENDED
                                                                    JUNE 30                       PERIOD FROM
                                                      ------------------------------------     AUGUST 14, 1997 TO
                                                           2003                 2002             JUNE 30, 2003
                                                      ---------------      ---------------     ------------------
SALES                                                 $        44,990      $        24,688      $       794,239

COST OF SALES                                                  31,066               12,400              313,757
                                                      ---------------      ---------------      ---------------
GROSS PROFIT                                                   13,924               12,288              480,482
                                                      ---------------      ---------------      ---------------
OPERATION EXPENSES
  Selling, general, and administrative expenses               172,023              137,701            4,875,127
  Amortization                                                 40,853               40,584              764,537
  Depreciation                                                  2,805                2,805               62,581
                                                      ---------------      ---------------      ---------------
Total operating expense                                       215,681              181,090            5,702,245
                                                      ---------------      ---------------      ---------------

NET EARNINGS (LOSS) FROM OPERATIONS                          (201,757)            (168,802)          (5,221,763)

OTHER INCOME
  Interest income                                                 328                  607               61,284
  Interest expense                                                 --              (16,401)
  Royalty income                                                1,304                1,252                7,231
  Gain/Loss on Sale of Asset                                       --                   --              (13,200)
  Miscellaneous                                                    --                   --               35,617
                                                      ---------------      ---------------      ---------------
         Total other income (expense)                           1,632                1,859               74,531
                                                      ---------------      ---------------      ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                               (200,125)            (166,943)          (5,147,232)
                                                      ---------------      ---------------      ---------------
Cumulative effect on prior years of the change
in accounting principle, net of tax                                --                   --             (119,594)
                                                      ---------------      ---------------      ---------------

NET LOSS                                              $      (200,125)     $      (166,943)     $    (5,266,826)
                                                      ===============      ===============      ===============

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE          $         (0.01)     $         (0.01)     $         (0.51)


Cumulative effect on prior years of the change in
accounting principle                                               --                   --                (0.01)
                                                      ---------------      ---------------      ---------------

NET EARNINGS (LOSS) PER SHARE                         $         (0.01)     $         (0.01)     $         (0.52)
                                                      ===============      ===============      ===============

WEIGHTED AVERAGE SHARES                                    16,301,778           14,215,521           10,012,516

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30
                                                      ------------------------------------
                                                           2003                 2002
                                                      ---------------      ---------------
SALES                                                 $        87,671      $        66,337

COST OF SALES                                                  48,047               17,708
                                                      ---------------      ---------------
GROSS PROFIT                                                   39,624               48,629
                                                      ---------------      ---------------
OPERATION EXPENSES
  Selling, general, and administrative expenses               328,106              298,199
  Amortization                                                 81,706               81,437
  Depreciation                                                  5,610                5,610
                                                      ---------------      ---------------
         Total operating expense                              415,422              385,246
                                                      ---------------      ---------------

NET EARNINGS (LOSS) FROM OPERATIONS                          (375,798)            (336,617)


OTHER INCOME
  Interest income                                                 904                1,470
  Interest expense                                                 --                   (7)
  Royalty income                                                1,956                5,575
  Gain/Loss on Sale of Asset                                       --                   --
  Miscellaneous                                                    --                   --
                                                      ---------------      ---------------
         Total other income (expense)                           2,860                7,038
                                                      ---------------      ---------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                               (372,938)            (329,579)
                                                      ---------------      ---------------
Cumulative effect on prior years of the change
in accounting principle, net of tax                                --                   --
                                                      ---------------      ---------------

NET LOSS                                              $      (372,938)     $      (329,579)
                                                      ===============      ===============

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE          $         (0.02)     $         (0.02)

Cumulative effect on prior years of the change in
accounting principle                                               --                   --
                                                      ---------------      ---------------

NET EARNINGS (LOSS) PER SHARE                         $         (0.02)     $         (0.02)
                                                      ===============      ===============

WEIGHTED AVERAGE SHARES                                    16,081,999           13,870,065

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30                      PERIOD FROM
                                                             ------------------------------------     AUGUST 14, 1997 TO
                                                                  2003                 2002             JUNE 30, 2003
                                                             ---------------      ---------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $      (372,938)     $      (329,579)     $    (5,266,826)
  Adjustments to reconcile net earnings (loss) to cash
  used in operating activities
     Amortization                                                     81,706               81,437              764,537
     Bad debt expense                                                     --                   --              185,530
     Cumulative effect of change in accounting principle                  --                   --              119,594
     Depreciation                                                      5,610                5,610               62,581
     Gain (loss) on sale of assets                                        --                   --                2,753
     Recission of Lady Burd asset purchase agreement                      --                   --               50,000
     Common stock issued for services                                 25,700                   --              432,344
     Change in assets and liabilities
       Accounts receivable                                            (4,219)             (14,058)            (234,597)
       Note receivable                                                    --                   --                   --
       Inventory                                                      28,610                2,147             (664,328)
       Prepaid expenses and deposits                                      --                 (400)            (523,254)
       Accounts payable                                                  728                3,070               54,885
       Accrued liabilities                                            (2,858)                (222)              28,698
                                                             ---------------      ---------------      ---------------
          Net cash used in operating activities                     (237,661)            (251,995)          (4,988,083)
                                                             ---------------      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                               (1,136)              (9,199)             (85,135)
  Organization costs                                                      --                   --             (129,291)
  Acquisition of licenses/patents                                         --              (25,000)            (110,000)
  Proceeds from sale of equipment                                         --                   --               47,440
                                                             ---------------      ---------------      ---------------
          Net cash used in investing activities                       (1,136)             (34,199)            (276,986)
                                                             ---------------      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                           --                   --                6,554
  Loan principal repayments                                               --                   --              (66,990)
  Loan principal repayments - related party                               --                   --             (134,265)
  Proceeds from sale of stock                                        178,000              280,000            5,594,735
                                                             ---------------      ---------------      ---------------
          Net cash provided by financing activities                  178,000              280,000            5,400,034
                                                             ---------------      ---------------      ---------------

NET INCREASE (DECREASE) IN CASH                                      (60,797)              (6,194)             134,965

Cash - Beginning of Period                                           195,762              193,806                   --
                                                             ---------------      ---------------      ---------------

Cash - End of Period                                         $       134,965      $       187,612      $       134,965
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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2002 has been taken from the company's audited financial statements at that date. The balance sheet at June 30, 2003, the statement of operations for the three months and the six months ended June 30, 2003, the three months and the six months ended June 30, 2002 and the period from August 14, 1997 to June 30, 2003, and the statement of cash flows for the six months ended June 30, 2003, the six months ended June 30, 2002 and the period from August 14, 1997 to June 30, 2003 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

         The estimated service lives used in determining depreciation and amortization are:


              Description                         Estimated Service Life
              -----------                         ----------------------
              Automobiles                               5 years
              Office furniture and equipment          5-7 years
              Leasehold improvements                    4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $3,805 and $8,996 for the second quarters of 2003 and 2002, respectively.

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

         Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and warrants for 180,000 shares of stock exercisable at $1.00 per share during the first quarter of 2003.

4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $12,816 and $9,517 for the second quarters of 2003 and 2002, respectively.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


5.       COMMON STOCK

         Private Placement

         During the fourth quarter of 2002, the board approved a private placement offering for 500,000 shares of common stock at $0.25 per share. 270,000 of these shares were sold during the first quarter of 2003. 20,000 of these shares were sold during the second quarter of 2003.

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

         Warrants

         During the fourth quarter of 2001, the company issued warrants to acquire 35,000 shares of common stock at $1.00 per share, exercisable through April 29, 2005 in conjunction with the above mentioned private placement. During first quarter 2003, warrants issued in conjunction with the private placement were for 690,000 shares. During second quarter 2003, 432,000 warrants were exercised.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the company and related parties:

         The company and another business with common shareholders share office space and the related expenses.

         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and $.35 per 1 liter can of FirePower(TM) and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


         One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $509,556 as of both December 31, 2002 and June 30, 2003.

7.       CONCENTRATIONS

         Approximately 66 percent of the sales in the second quarter of 2003 were made to five customers and 71 percent of the sales in the second quarter of 2002 were made to six customers.

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

9.       AGREEMENTS

         In January 2002, Summit entered into a joint venture agreement with Earth Safe Technology, Inc. to market products manufactured for Summit by BioGenesis pursuant to Summit's patent ownership in Mexico. In December 2002, the company began direct negotiations with Pemex Oil Company of Mexico. Permits are being issued for us to travel to Guadalajara and Monterey to conduct specific fire certification test during the third quarter of 2003.

         On February 6, 2002, Summit executed a Distribution Agreement with 614575 Alberta Limited of Calgary, Alberta, Canada. Alberta Limited manufactures a series of home fire extinguishing systems which feature FlameOut(R) as part of each system. 614575 has changed their trade name to Just-In Case Fire Limited. Summit and Just-In Case Fire executed a bi-lateral exclusive agreement during the second quarter of 2002. The company sells FlameOut(R) to Just-In Case Fire exclusively for their mobile fire extinguishing systems. Summit will receive a royalty on the sale of each unit for the granting of said exclusivity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     RESULTS OF OPERATIONS - SECOND QUARTER OF 2003 COMPARED TO SECOND QUARTER OF 2002

     Summit Environmental's sales for Q2 2003 were 182.2 percent of Q2 2002 - $44,990 in Q2 2003 compared to $24,688 in Q2 2002. Gross margin was 30.9 percent for Q2 2003 compared to 49.8 percent for Q2 2002. Sales have not reached a level to generate consistent gross margin percentages.

     Operating expenses increased 11.9 percent during Q2 2003 over Q2 2002. Operating expenses increased by $34,591 from $181,090 in Q2 2002 to $215,681 in Q2 2003.

     Summit had a net loss from operations of $201,757 for Q2 2003, up from a net loss of $168,802 for Q2 2002, a $32,955 or a 19.5 percent increase.

     RESULTS OF OPERATIONS - FIRST TWO QUARTERS OF 2003 COMPARED TO FIRST TWO QUARTERS OF 2002

     Sales from operations were $87,671 for the first two quarters of 2003 compared to sales of $66,337 for the first two quarters of 2002, a 32.2 percent increase. Gross margin on these sales was 45.2 percent in the first two quarters of 2003 and 73.3 percent in the first two quarters of 2002.

     Operating expenses were up to $415,422 for the first two quarters of 2003 compared to $385,246 for the first two quarters of 2002, an increase of $30,176 or 7.8 percent.

     We experienced a net loss of $372,938 in the first two quarters of 2003, up
13.2 percent from the $329,579 loss of the first two quarters of 2002. The loss per share of common stock was $0.02 for the first two quarters of 2003 and $0.02 for the same period of 2002.

     Some balance sheet items that reflect significant changes from December 31, 2002 to June 30, 2003 are: cash, down to $134,965 from $195,762; accounts receivable, up to $33,332 from $29,113; inventory, down to $587,176 from $615,786; common stock subscribed, up to $85,000 from $60,000; and additional paid in capital, up to $8,290,560 from $7,997,721.

     The net loss of $372,938 in the first two quarters of 2003 was financed in part by $178,000 in the cash proceeds of sale of 722,000 shares of common stock, partly from the sale of 360,000 shares of stock valued at $115,200 for the purchase of certain marketing rights, and partly from $87,316 in amortization and depreciation.

     OVERVIEW

     By year end 2002, we had finalized more of our distribution negotiations, and the U.S. Forestry Service product certifications for FlameOut(R) were near completion. After the end of Q1 2003, on May 2, 2003 FlameOut(R) was formally listed on the QPL (Quality Products Listing) for the United States Forestry Service under test standard 5100-307. We are now in the process of getting listed with Government Service Agency (GSA). This listing notifies all government offices of our product, its description and approval. We have secured a listing catalogue for various procurement bids and requests, from state forestry services and private fire fighting services. We are submitting them at their required dates. Our vision continues to be marketing our products through strategic alliances. By year end, additional new agreements had been reached or executed in Australia, New Zealand, Belize, Honduras, Guatemala, Costa Rica, Nicaragua, Panama, El Salvador, and by separate agreement in Mexico. We initiated negotiations for and met new direct distributors for Venezuela and South Korea during June 2002.

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

     Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. During the first quarter of 2002, Lowe's Home Improvement stores gave Triple-S Marketing the initial approval for FirePower 911(TM) on a test market in and out program. Safety Saturday in June 2002 and National Fire Protection Month (October) were the scheduled dates. Due to our negotiations with George Foreman, former World Heavyweight Boxing Champion, we requested that Triple-S place the FIREPOWER 911(TM) test market on hold until completion of said negotiation. Also, we are negotiating with a national infomercial company for the development and placement of the infomercial. All of these proposals, negotiations, and agreements are currently on hold due to a previous client's proposal to purchase the licensing and marketing rights to our aerosol fire extinguisher technology. In January, we were contacted by The Clorox Corporation, reviving previous negotiations from 1999 through 2000 with regards to the private labeling of FirePower 911(TM). Representatives of Clorox met with management twice during the first quarter of 2003. At the second meeting, a proposal was made by Clorox to obtain the exclusive licensing and marketing rights to our Aerosol Fire Extinguisher Technology. The Board of Directors met during the last week of March. We sent a counter proposal to Clorox in early April. Management and Clorox mutually agreed to several terms of the counter offer. A sticking point however, is the exchanging of intellectual property rights for FirePower(TM)'s contents which is FlameOut(R). The Clorox proposal was very carefully crafted to elicit this information and then reduce the royalties paid to Summit "should a competing product come to the marketplace." Once the intellectual property exchanges hands, the competitive product is on the way. Therefore, the Board of Directors were not willing to release our intellectual property. We offered an alternative to furnish Clorox the base chemicals of the formula. An additive package that would protect our rights would be furnished by Summit as the vendor. It does not appear that Clorox is willing to operate under these terms. Since this part of our counter offer was communicated to Clorox, there has been no further contact with us from Clorox.

     In 2000, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. 5,000 cans were to be sold to the public by the local fire departments in Chile. We and Marketing Perspectives Incorporated ("MPI") will be satisfying labeling requirements and insurance requests for completed product liability coverage. During early July 2003, we were notified of a parallel company, Global Trade Marketing, Inc. (GTM), which will become our official marketing partner, replacing MPI. Mr. Claudio Gonzales, with whom we have been working for over 4 years, is the principal of GTM. Therefore, we are still dealing with the same people and contacts with the only change being the name of our marketing partner's company. FIREPOWER 911(TM) has also been approved by the Cabineros (federal police) in Chile as part of their military equipment belt. FIREPOWER 911(TM) will be on these equipment belts as a tool for riot control due to fire bombs thrown into crowds at large public events such as soccer matches. Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. Our existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. Additional approvals were received during 2002 by the Junta Nacional (National Fire Department) and IDIEM for official fire extinguisher ratings of FirePower Liquido 911 by the University of Chile. IDIEM is the Chilean equivalent of the US-EPA. Pre-marketing Television Marketing infomercials began in June 2003 in order to prepare the market for the introduction of the product to the citizenship of Chile. The balance of the initial inventory has been sold through this new marketing venue. We are currently producing new labels which include all the new approvals.

     Official government of Chile approvals and certifications have been completed with the regulatory agencies. The first customer for FirePower Liquido 911 is the Federal Police of Chile (Carabineros). We met with the United States Government Export-Import Bank in October 2002. The purpose was to learn about the environmental products export program. The program will allow us to accept International Purchase Orders, granting payment terms to our international customers. With a qualifying credit report, we can take a purchase order to the bank and finance 90 percent of the total amount. By virtue of Ex-Im Bank's credit analysis, Ex-Im Bank guarantees the repayment of our loan. We then purchase export credit insurance from Ex-Im Bank to be used in the event of default. We submitted the application to the Ex-Im Bank on March 10, 2003 on behalf of our customer in Chile. The initial order, which will depend on the final credit approval of our customer, will be between 15,000 and 20,000 cans. The overall plan, which carries Chilean government endorsement, is for 250,000 cans over the next two years. The pre-market television promotion began in June 2003. The initial order for our two year program with GTM is scheduled first shipment in mid-August 2003.

     In 2000, we were notified by a direct home product television sales channel that FIREPOWER 911(TM) would be part of its programming in 2001. QVC notified us in March 2002 that product approval has been completed. QVC, seeking a letter of verification that FIREPOWER 911(TM) is validated for sales in all 50 states, received same from Applied Research Laboratories which is posted on our web site. We have complied with all requirements and passed Quality Assurance requirements. For product shipping, QVC sought a confirming letter from UPS that the proper classification for shipping FIREPOWER 911(TM) according to US-DOT guidelines was as "Consumer Commodity - aerosol non-flammable". UPS wrote two separate qualifying letters for our company. QVC's legal department then requested a letter from the US-DOT confirming what we claimed and UPS supported. Official confirmation from DOT was obtained on February 21, 2003. QVC had informed the company that once this letter was obtained "all" requirements would be met. On March 3, 2003, the buyer at QVC informed management that FIREPOWER 911(TM) had been approved and would be submitted for the TSV (Today's Special Value) programming rather than regular programming like we have experienced with the Pannache Cosmetics Luscious Dust Brush. This is an 8-to-10 program airing in the same 24-hour period. We anticipate this occurring during the third quarter of 2003. However, due to the proposal from Clorox, we were not sure whether we could negotiate to continue with this project. The proposal from Clorox for the purpose of purchasing the licensing and marketing rights will contain language which will either allow or disallow our continuation with the marketing of FirePower 911(TM). The meeting with Clorox was held on March 26, 2003. The Board of Directors met on March 27, 2003 to discuss the Clorox offer versus the QVC purchase order. The purchase order from QVC has been noted to be very sizable. In addition, management has been contacted regarding the possibility of another offer from a large chemical and fire products company stating that a proposed private label offer for FirePower 911(TM) is to be presented to us. When we sent the counter proposal to Clorox, we stated that QVC would need to be grandfathered into any agreement. A follow-up contact between representatives of Clorox and Summit indicated that the maintaining of our relationship with QVC would not be a problem. The QVC promotion will be for a two-can unit. Therefore, we had to re-submit a package for the UPS drop test with two cans in the package rather than the one can package previously submitted and approved. Conversations between management and the buyer at QVC indicated that as soon as the drop test was completed, the purchase order would be issued. We received the first purchase order from QVC for 10,000 cans for the first airing which is scheduled for September or earlier if we get the shipment ready for delivery. This order will be for a single program with the TSV to follow. This request of QVC was initiated by us. The cans for FirePower(TM) are a special order and take six weeks to secure from overseas. Additionally, we will be changing the product name to merely FirePower(TM), eliminating the 911. We are sensitive to the feelings of victims' families from the September 11, 2001 attacks and do not want to be perceived as trying to capitalize on some tragic event unfairly. Even though 911 has been a part of our product name for several years prior to the events of September 11, 2001, our product is still relatively unknown and could be inappropriately judged.

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

     International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, we are developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. Our intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. The biodegradation technology obtained from BioGenesis in the first quarter of 2003 was for the purpose, initially, of providing an environmentally safe clean-up product for use while the existing stockpiles of AFFF are being used. During April of 2000, FLAMEOUT FOAM(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin. The foam stability test was very successful. Additionally, FLAMEOUT FOAM(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. This new formula has been tested by Jockel Manufacturing in Germany and by the National State Fire Department and Testing Agency in Brazil and Exxon of Norway. Testing for a military specification number as an alternative for AFFF at the United States Air Force testing center at Eglin Air Force base in Florida began in April 2002. FLAMEOUT(R) FOAM has been selected as one of the three products for further advanced testing for approval.

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

     We concede that this testing process has been very tedious and time-consuming. The reward for us will be a head start in the market. Even though there have been unknowns to be dealt with, we and our product have not experienced any setbacks. The lab conducting the test protocols for the MIL-PRF-85704C has notified us that Ultimate Clean 668(TM) has successfully conformed with the requirements for corrosion, crazing, painted surfaces, acrylic surfaces, and water and acid stability. The storage stability test is the final remaining requirement and is now classified as "accelerated storage stability." Application was formally requested by the United States Navy, and we and International Aero promptly submitted said application. Our physical testing request has been accepted at Pax River. The major obstacle has centered around an aqueous (water) based product testing to a 50-year-old-plus military specification designed for petro-chemically produced products. We, BioGenesis, and the laboratory collectively have resolved a major obstacle with regards to storage stability. We plan on having a newly blended adaptation to the original 668 formulation which BioGenesis feels will solve the problems we have experienced with the sodium and potassium requirements in August 2003. We will be resubmitting the refined 668 formulation to the lab for resumption of the test protocols at that time.

     Further tests being conducted on FLAMEOUT(R) had positioned FlameOut(R) to become officially approved in Brazil by the end of the second quarter of 2002. The financial crisis in Argentina put this process on hold. Once the IMF Bank fund reclassifies the currency in Argentina, the company can proceed through Ex-Im Bank. This approval will also be accepted in the other Mercosur Pact countries -- Argentina, Uruguay and Paraguay. MPI, now GTM, notified us that the IMF rating for Argentina's currency was approved in February 2003. Representatives of GTM traveled to Argentina, Brazil and Chile to reopen the process we have been involved with during May 2003. In April, GTM notified us that the initial plan for production in Argentina was back on a schedule, but that the blending of product would now occur in Brazil. The Export-Import Bank reclassification for the monetary system in Argentina became effective in August 2003.

     Due to some changes within MPI, a parallel company, Global Trade Marketing, Inc. has been established. The primary principal of GTM is Mr. Claudio Gonzales with whom we have been working for five years. We have executed a new agreement with GTM for the Mercosur Treaty Countries and Chile. GTM has started a new venue in Venezuela which includes testing, using FlameOut(R) Foam for the purpose of securing petroleum certification in Venezuela from the country's major petroleum company.

     Last July and August, we received inquiries from Bituminous Insurance Company for the purpose of utilizing FlameOut(R) on equipment insured by Bituminous for fire loss. Bituminous is the oldest and largest specialty insurers for logging equipment. Bituminous circulates promotional material and videos/CD's through their field agents calling on their property and casualty agencies. Bituminous requires FlameOut(R) to be in either 2 1/2 gallon or 6 Liter extinguishers at specified locations on each piece of equipment. We have these extinguishers specially manufactured for us. Additionally, we have designed and have fabricated locally a special mounting bracket for these extinguishers that will stand up to the heavy-duty, rough environment where this equipment operates. We have also begun packaging FlameOut(R) Topper bottles which measure the appropriate amount of FlameOut(R) to be used to top-off either the 2 1/2 gallon or the 6 Liter extinguisher once filled with water in order to create a 6% total FlameOut(R) solution. This equips the extinguisher for Class A or B fires. We have dealers established and ordering products on a weekly basis selling to the loggers and logging companies in Louisiana, Mississippi, Alabama, South Carolina, North Carolina, Virginia, and Arkansas. Other insurance companies which have joined Bituminous are Santee Insurance Company and Lloyd's of London. The latter two are also offering premium discounts for the FlameOut(R) product's placement on insured equipment.

     COSMETICS

     During the 3rd Quarter of 2000, management gave Paula Parker, Vice-President for Shareholder Relations, a directive to develop a new product line, a color cosmetic line to complement the already developed skin care cosmetic line, Pannache. This product line is environmentally friendly and made with premium botanical and natural essential oils and vitamins. The initial product would be in a new category of cosmetic lipsticks; long-lasting, no smear, semi-permanent lip color. The company first introduced Luscious Lips in August 2001. Luscious Lips initially was manufactured for Pannache by an independent private label cosmetic company. Today we manufacture our own formulas through a contract lab and custom filling company. Our website www.pannachecosmetics.com displays the entire Pannache Cosmetics Product Line.

     The idea for the star product of the color line was to develop a semi-permanent, long-wearing, no smear or stain lip color. Companies like Avon, Beauty Control, Max Factor, Revlon, Cover Girl and Maybelline have developed products they tout as long-wear, no smear; however, we believe they do not perform as advertised. Luscious Lips will stay on 8 to 10 hours and will not come off until removed with remover. The development phase began in September 2000 with final formula approvals in June 2001. We received four of the twelve selected colors in August and began the first of two directed test markets. One market was to sell product directly to performing groups such as dance lines, dance schools, high school drill teams, cheerleaders and twirling groups. Prior to beginning, we secured the endorsements during July for the Miss Texas and Miss Arkansas Pageants. Both Stacy James (Miss Texas 2001) and Jessie Ward (Miss Arkansas 2001) were using Luscious Lips during their state pageants when they won their respective pageants. Stacy was in the top twenty and Jessie was a top ten finalist in the Miss America Pageant. Due to product programming approval at QVC, changes have been made in the lip color line. We have the opportunity to introduce and entire line of lip products on QVC.

Therefore, we have changed the name to Pretty Pout(TM) Lip Collection which consists of the original colors, gloss and remover. However, the term Lip Collection added to the name satisfies the need for a lip balm, lip exfoliator and a lip volumizer (plumper) of which the latter we have already developed. All products will be marketed through QVC, direct dealer sales, and private label sales.

     The success of the test markets indicates to management that expanding the marketing toward performing groups and through direct distributors should create high-profit-margin venues. The sale of a single tube of Pretty Pout(TM) Lip Color wholesale creates a greater profit margin than the sale of a can of FIREPOWER 911(TM). Pretty Pout(TM) is now manufactured for the company under a non-disclosure, non-circumvention agreement by a private label color laboratory that gives the company an exclusive product.

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

     In March 2002, we met with Reliant Interactive Media Group for the purpose of taking three to four of our products on QVC and Home Shopping Network International. Reliant merged with Thane Distribution Group. Of special note, Reliant founders Kevin and Tim Harrington are noted developers of infomercials and direct response television. They represent such notables as Bruce Jenner, Kathy Smith, and Tony Little. The companies have agreed to place our products in the shopping channel venues of QVC and develop 30-minute infomercials for these products. One such product is FirePower 911(TM).

     During the fourth quarter of 2002, the first purchase order for the Pannache Luscious Dust Brush were completed and shipped to QVC. Paula Parker appeared on live programming on January 20, 2003, and February 10, 2003. The product and presentation were moved to prime-time scheduling, and the last presentation occurred on April 29, 2003. Also during the first quarter of 2003, the Pannache Luscious Lips product kit and the Pannache Sunless Tanning Mist Kit have been approved for programming at QVC. The tradename for Pannache Luscious Lips has been changed to Pannache Pretty Pout(TM) Lip Collection. We are required to conduct a certain microbiological and dermatological assays. These tests take six to eight weeks to complete. We can, after the completion of these tests, complete the QA process in order to be scheduled for programming. The collection will consist of the original 16 lip colors, remover, and moisturizing gloss. Added to the line will be a lip balm, lip volumizer, and lip exfoliator. All products are to be introduced on QVC. Pretty Pout(TM) is in the final stages of QA at QVC and we received the first purchase order on July 29, 2003. Programming for Pretty Pout(TM) is scheduled for September 2003. The Sunless Tanning Mist collection will also contain a body exfoliator and a specially designed loofah sponge.

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

     Several issues have slowed down the marketing of FIREPOWER 911(TM). Its formula is FLAMEOUT(R), a technology for fire suppression, not merely soap in an aerosol can. A specific type of aluminum is required for the container to meet the ANSI/UL8 portion of the validation and listing tests. The size and type of can required to hold the FLAMEOUT(R) by the very rigid standard for fire extinguishers is not manufactured in the United States. We must bring the empty shells in from Madrid, Spain. In early 2003, we found a supplier for cans in Mexico which will shorten our delivery time for shells by about three weeks. We also are now using Nitrogen as our propellant rather than 134-A inert gas as before. This reduces our cost of goods by 28%.

     These production issues, plus the manufacturing efforts to produce a product with a five-year shelf life, and royalties paid to the testing laboratory calculated on each unit are examples of the unique requirements for the pricing of our fire extinguishers.

     When attempts to market a product like FIREPOWER 911(TM) were met with "copycats" which have not passed the scrutiny of the validations, listings and ratings, an education issue is created which must be carried out at the buyers' level. We have significantly completed this phase of FirePower(TM) development. For this education effort to have meaningful effect, enforcement action was required by the state fire marshals' offices. The copycat products have been met with enforcement actions which we were seeking and are almost non-existent. These enforcement actions are public record in several states such as Texas.

     Presenting the information in this format during 2002, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). A redesign of the home safety products section began in June 2001. Currently, FIREPOWER 911(TM) is scheduled to appear in these stores but we do not have a firm date. Management met for line review at Lowe's headquarters in North Carolina the first week of January 2002. FirePower 911(TM) has been approved for test marketing. During August 2002, we negotiated an agreement for George Foreman to be the national spokesperson for FirePower 911(TM). Management notified Lowe's in September 2002 of its desire to put off the roll-out at Lowe's. We requested that the Lowe's program for National Fire Prevention be cancelled due to a pre-emptive action which could have short circuited the longer range and much larger scale program for marketing FirePower 911(TM).

     In 1998 we executed a non-circumvention, non-disclosure agreement with The Clorox Corporation reflecting Clorox's possibly marketing FirePower 911(TM) under a private label throughout its nationwide marketing network. By 2000, further examinations were conducted and management met with legal, branding, marketing, pricing and research/development representation of our potential new client. In January 2003, we met with Clorox and were presented a proposed licensing and manufacturing agreement whereby we would license, for the retail consumer market, the technology, production rights and tradename for FirePower 911(TM) to Clorox. On March 26, 2003, representatives from Clorox made a formal proposal to us in Longview, Texas. The proposal was presented to the Board of Directors on March 27, 2003. Several key issues must be negotiated specifically involving the proprietary formulation of FirePower 911(TM) - FlameOut(R). Management presented a response to Clorox based upon the combined input from the Board of Directors. The Clorox proposal provided for cash, up front, for the purchase of the licensing rights and a continuing royalty to be paid on all sales. We submitted a counter offer which included additional cash up-front, higher royalties, Summit's maintaining QVC and a Canadian distributor for FirePower, and our maintaining the special additive package to the FlameOut(R) formulation as proprietary. Our insistence that we maintain control over the special additive package for FlameOut(R) has stalled the negotiations. We have had no substantive response from Clorox since May 2003.

     FLAMEOUT(R) was submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol will be ongoing for eighteen months. The Forestry Service requested and we supplied the actual test product in order to complete the protocol through our Canadian Strategic Alliance Partner, Mark Hays dba 614751 Alberta Limited. 614751 Alberta Limited is now doing business as Just-In Case Fire, Ltd. The aerial fire fighting company Pro Air, and the Canadian Forestry Service are following the U.
S. Forestry Service's test. Feedback is that FLAMEOUT(R) is performing very favorably. The reports received by the Company are that the Canadian Forestry will accept the U. S. Forestry approval for immediate sales in Canada. The Company has been notified of pending orders at Pro Air. During the fourth quarter of 2002, the toxicity and corrosive tests and storage stability test were successfully completed.

     FLAMEOUT(R) was tested as a wetting agent and fire suppression foam. Once approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. Our product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida. This should become a large venue for product sales beginning with the 2003 fire season. The Forestry Service informed us by our project manager of completion of all test requirements. The final review of the Material Safety Data Sheet (MSDS) occurred during the last week of April. We received the listing of FlameOut(R) with the QPL (Quality Products Listing) on May 5, 2003. Now we are in the process of securing a product listing with Government Service Agency (GSA).

     During the first week of July 2003, the first aerial drop tests were being conducted in Canada. Of special note, the feedback was immediate and positive. We were informed that the helicopter pilots remarked that FlameOut(R) is the first product they have ever dropped whose foam lasted long enough for them to locate the position of the last drop upon returning for their next drop.

     FlameOut(R) was shipped to Arizona the week the fires began near Tucson in June 2003. Feedback from a new potential distributor is very positive. Several government contracts are up for renewal or are being cancelled due to environmental issues with existing products. FlameOut(R), now on the Forestry Service QPL, is the only non-toxic product approved.

     We have been in negotiations with QVC for the sale of FIREPOWER 911(TM) since October 2000. FIREPOWER 911(TM)'s front runner, Chief's Choice, was the initial aerosol fire suppressant sold on QVC. While FIREPOWER 911(TM) was going through the validation and listing process at Applied Research Laboratories, "ARL," QVC was notified of the NFPA standards requirement held by State Fire Marshals' offices and substituted another "copycat" product for Chief's Choice, which also violated the requirements for which we had chosen to qualify in order to be in compliance in all 50 states. Last year, this "copycat" product was removed from programming at QVC, due to action taken by the Texas State Fire Marshal's office, and we were notified that the category buyers at QVC had approved FIREPOWER 911(TM) one-liter rated fire extinguisher for purchase. We were told that once the legal department was cleared, scheduling of programming and initial purchases would begin. During April 2001, we were notified that the QVC legal department would be requesting a letter of verification that FIREPOWER 911(TM) is legal in all 50 states. We are awaiting the official request from QVC's legal department. However, a letter stating this verification is currently posted on our web site, www.seci-us.com or www.summitenvironmental.com. Management met with the buyers at QVC in February 2002, and FIREPOWER 911(TM) was approved for programming. QVC viewed FirePower 911(TM) as possibly requiring hazardous material classification in order to be shipped by UPS. We took exception due to the fact that we have been shipping FirePower 911(TM) direct via UPS for five years. FirePower 911(TM) is appropriately classified as ORM-D Consumer Commodity Aerosol non-flammable as is thus excerpted from the HazMat classifications. In order to resolve the issue, we had to request UPS support our position. U.P.S. provided us with two letters in an attempt to satisfy the QVC requirements. After receiving said confirmation, QVC requested that we obtain a confirmation of classification from the United States Department of Transportation. On February 21, 2003, we received the confirmation. The buyer at QVC has informed us that FirePower 911(TM) will be submitted for approval as a TSV (Today's Special Value) programming. Due to the types of product package for the QVC programming (a two-can unit), we must resubmit a package containing two cans in the package for the UPS drop test for Quality Assurance at QVC. We have already passed the drop test with a single can in a package. However, since the purchase order from QVC will be for a two-can unit, we must complete the drop test with the package as it will be shipped. The drop test package was submitted the week of April 21, 2003. We completed the drop test in May 2003. We have proposed to QVC an initial two-program airing for FirePower(TM) prior to any TSV promotion. We received a purchase order for 10,000 cans from QVC on June 19, 2003 for program airing in September, as a single program kickoff prior to the TSV.

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

     FLAMEOUT(R)'S formal certification with the government of Brazil is ongoing. Sales orders are already in place through strategic alliance partner GTM, formerly MPI, and are awaiting release of this product's registration number. The collapse of Argentina's monetary system stalled our progress. Previous negotiations for the Mercosur in South America halted due to the peso devaluation in Argentina, are now back on schedule. With the reclassification of Argentina's currency by the IMF, we will begin to utilize Ex-Im Bank in 2003. The reclassification occurred August 1, 2003. Information received from our South American partner, GTM, informed us we could be blending our first product in South America in September 2003. We have the approval for FlameOut(R) from Petrobas in Brazil. This gives FlameOut(R) credentialed certification for Class A and B fires throughout the Mercosur Countries (Argentina, Brazil, Paraguay and Uruguay). In order for the government agency Infraereo to purchase our product, it must be manufactured within the Mercosur. The Brazilian blending operation is the first of three blending operations we will be setting up overseas during 2003.

     We have met with representatives from South Korea for the purpose of finding a blending manufacturing/distribution partner for Southeast Asia. Currently, the final stages are being completed for a European blending facility. First orders for the European facility are expected in August or September 2003.

     During February 2001, we sold our first order of FIREPOWER 911(TM) to our distributor, Techno-Supplies, in Norway. During 2002, Techno-Supplies continued to order FLAMEOUT(R) for Exxon of Norway, and other Black Sea petroleum companies. Tests results have been favorable and are concluding.

     During the last week of July 2003, agreements were reached for a blending operation to be established in Italy. Dr. Amiran spent the previous two weeks representing us in Italy working out the details for this blending operation. For international sales, this provides a great benefit for our customers. Their real saving come from freight savings. Additionally being able to purchase base chemicals locally will save some additionally on their cost of goods. This will make FLAMEOUT(R) more cost competitive in the regions.

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

     Beginning in early 2003, expecting the United States Forestry listing of FlameOut(R) on the QPL, Just-In Case Fire Limited requested and was granted a larger role in the marketing of FlameOut(R). We are currently working on our first large bulk order to Just-In Case Fire. Our Canadian partners are utilizing the US Ex-Im Bank Export Credit Program for these orders. This initial order, scheduled to ship in August 2003, exceeds $200,000.

     Just-In Case Fire also developed a new product with our approval in which to place FlameOut(R). The Hose Caddy(TM) is a device similar to a garden fertilizer/insecticide sprayer which fastens to the end of a garden hose. Equipped with one quart of FlameOut(R), The Hose Caddy(TM) is another product which will produce royalty payments to Summit along with the sale of FlameOut(R) to Just-In Case Fire.

     During August 2002, we received the endorsement of FlameOut(R) by Bituminous Insurance Company for usage of our product along with specially manufactured 2 1/2 gallon and/or 6 Liter fire extinguishers on highly specialized and expensive logging equipment. Bituminous Insurance began in January 2003 notifying insureds of non-renewal for equipment coverage if the insured failed to furnish FlameOut(R) and its related extinguishers on the insured's equipment. A second, Santee Insurance Company, came along with a similar endorsement during November 2002. Next, direct underwriters for Lloyd's of London began to offer 25% discount on premiums if our product was included. In March 2003, Northeast Mutual Insurance Company, insuring farms and ranches endorsed FlameOut(R) allowing 15% premium discounts. In addition, when the Fire Caddy is used, utilizing FLAMEOUT(R) to extinguish the fire, the company will wave the deductible. We have been able to utilize some of the insurance agents as dealers to sell our products since they are the contact delivering the non-renewal notice to their insureds. Where the agents do not participate, we are offering a direct sales program from the home office. We began setting up parts stores as dealers in May and June 2003 in Louisiana, Oklahoma, Mississippi, Arkansas, Virginia, North Carolina and South Carolina.

     Our test for securing the military specification number MIL-PRF-85704C, which will enable the company's ULTIMATE CLEAN 668(TM) jet engine cleaner to be listed with the Department of Defense, Quality Products Listing, has proceeded into classification tests for Type III concentrates and Type II ready-to-use. The testing for this non-corrosive approval has resulted in some adjustments to the formula for the test on ceramic and acrylic finishes. This test is also being done in the "water soluble" category. To our knowledge, there are no other products that are aqueous-based which can accomplish the cleaning requirements of the test protocol or the actual engine cleanings. The expanding from the initial Type III approvals to include the two categories of Type II greatly increased the market potential for ULTIMATE CLEAN 668(TM). Technical testing confirmation for protocols was received in May 2001. We are now awaiting a slotting appointment for the completion of the physical application test in cleaning test engines. Through our strategic alliance partner, International Aero, we have initial sales to be made to major airlines such as United, Continental, Delta, Northwest and Eastern airlines. The recent increase in jet fuel costs has heightened the airlines' interest in ULTIMATE CLEAN 668(TM). During September, 2001, formal application for the physical test was submitted to and accepted by the United States Navy. Progress has been made on the accelerated storage stability final phase of the testing. We are submitting a refined formulation to the laboratory in August 2003. BioGenesis has been working on solving the potassium and sodium issues we were experiencing.

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

     Negotiations for Luscious Lips and Luscious Dust Brushes were completed during first quarter 2002 on home shopping channels through Reliant Interactive Media Group. The Luscious Dust Brush was approved for programming at QVC. The first sale programming occurred on January 20, 2003. A second programming occurred on February 10, 2003. The third program occurred on April 29, 2003. Our product was the Number Two revenue generator for the hour long "Beauty Solutions" show. Additionally we have had Luscious Lips, which will be renamed Pretty Pout Lip Collection, approved for programming on QVC. A purchase order for Pretty Pout(TM) Lip Color was received on July 29, 2003. The first programming is scheduled for September 2003. The change of the name of the lip product to Pretty Pout Lip Collection is for the purpose of developing a lip exfoliator, lip balm, and lip volumizer for continued programming. Additionally, the Pannache Sunless Tanning Mist Collection has also been approved at QVC. The Sunless Tanning Mist will be packaged with a body exfoliator and loofah sponge to make the product kit. This product kit is scheduled to air in January 2004. We have two new packages currently being prepared to submit to QA at QVC.

     We have our first private label joint venture agreement near completion. A joint venture is being formed with a very successful company wanting to expand its product offering to include cosmetics, which will be produced under their company's name rather than Pannache. Official notification will be made through a press release in August 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

                  The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

    2.1   -       Agreement of Merger of July 14, 1998, between Summit
                  Environmental Corporation, Inc. and Summit Technologies,
                  Inc.**

    3.1   -
                  Articles of Incorporation of Summit Environmental Corporation, Inc.*

    3.1.1 - Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

    3.2   -       Bylaws of Summit Environmental Corporation, Inc.*

   10.1   -       1998 Stock Option Plan adopted by Summit Environmental
                  Corporation, Inc.*

   10.3   -       Limited Exclusive Marketing Bilateral Agreement Between
                  Moonlighting Distribution Corporation-USA and Summit
                  Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or
                  Poder 24)*

   10.4   -       Limited Exclusive Marketing Bilateral Agreement among B. Keith
                  Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a Moonlighting
                  International, and Summit Technologies, Inc. (FireKare,
                  FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

   10.6   -       Exclusive Marketing Bilateral Agreement between Moonlighting
                  Distribution Corporation-USA and Summit Technologies, Inc.
                  (Trim-Away)**

   10.7   -       November 2, 1998 Amendment to April 27, 1998 Letter of Intent
                  between BioGenesis Enterprises, Inc. and Summit Technologies,
                  Inc., and April 27, 1998 Letter of Intent.***

   31     -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.1   -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32     -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.1   -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

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

Date:    August 19, 2003

                                Summit Environmental Corporation, Inc.



                                By  /s/ B. Keith Parker
                                  -----------------------------------------
                                  B. Keith Parker, Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
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
                  Articles of Incorporation of Summit Environmental Corporation,
                  Inc.*

    3.1.1 -       Amendment to Articles of Incorporation of Summit Environmental
                  Corporation, Inc.**

    3.2   -       Bylaws of Summit Environmental Corporation, Inc.*

   10.1   -       1998 Stock Option Plan adopted by Summit Environmental
                  Corporation, Inc.*

   10.3   -       Limited Exclusive Marketing Bilateral Agreement Between
                  Moonlighting Distribution Corporation-USA and Summit
                  Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or
                  Poder 24)*

   10.4   -       Limited Exclusive Marketing Bilateral Agreement among B. Keith
                  Parker, individually and as Chairman of the Board and CEO of
                  Moonlighting Distribution Corporation-USA, d/b/a Moonlighting
                  International, and Summit Technologies, Inc. (FireKare,
                  FIREPOWER 911(TM), Super Cold Fire, and FLAME OUT(R))*

   10.6   -       Exclusive Marketing Bilateral Agreement between Moonlighting
                  Distribution Corporation-USA and Summit Technologies, Inc.
                  (Trim-Away)**

   10.7   -       November 2, 1998 Amendment to April 27, 1998 Letter of Intent
                  between BioGenesis Enterprises, Inc. and Summit Technologies,
                  Inc., and April 27, 1998 Letter of Intent.***

   31     -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

   31.1   -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

   32     -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

   32.1   -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

----------

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