Form 10QSB
period 2003-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2003-11-19
CIK 1057807

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2003, there were 17,249,194 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
ITEM 1.           FINANCIAL STATEMENTS

         Condensed Balance Sheets September 30, 2003 (Unaudited) and
                  December 31, 2002 (Audited)                                            3
         Statements of Operations (Unaudited) Three Months Ended
                  September 30, 2003 and 2002, and Period from
                  August 14, 1997 to September 30, 2003                                  4
         Statements of Operations (Unaudited) Nine Months Ended
                  September 30, 2003 and 2002                                            5
         Statements of Cash Flows (Unaudited) Nine Months Ended
                  September 30, 2003 and 2002, and Period from
                  August 14, 1997 to September 30, 2003                                  6
         Notes to Financial Statements (Unaudited)                                       7

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                September 30, 2003 (Unaudited)           December 31, 2002 (Audited)
                                                                ------------------------------           ---------------------------
                           ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                             $   164,072                             $   195,762
   Accounts Receivable, Less Allowance of $152,300                           120,291                                  29,113
   Note receivable - related party, less allowance of 20,496                       -                                       -
   Inventory                                                                 554,188                                 615,786
   Prepaid Expenses                                                           89,292                                  88,660
                                                                         -----------                             -----------
         Total Current Assets                                                927,843                                 929,321
                                                                         -----------                             -----------
PROPERTY AND EQUIPMENT AT COST
   Property and Equipment                                                     57,522                                  55,774
   Leasehold Improvements                                                     14,186                                  13,499
   Accumulated Depreciation and Amortization                                 (40,417)                                (32,002)
                                                                         -----------                             -----------
         Net Property and Equipment                                           31,291                                  37,271
                                                                         -----------                             -----------
OTHER ASSETS
   Prepaid Royalties                                                         509,566                                 509,566
   Deposits                                                                    2,180                                   2,180
   Patents and Licenses (net of accumulated
     amortization of $764,784 and $673,134, respectively)                  1,754,776                               1,761,866
                                                                         -----------                             -----------
         Total Other Assets                                                2,266,522                               2,273,612
                                                                         -----------                             -----------

TOTAL ASSETS                                                             $ 3,225,656                             $ 3,240,204
                                                                         ===========                             ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                      $    64,090                             $    54,157
   Accrued Liabilities                                                        32,505                                  31,556
                                                                         -----------                             -----------
         Total Current Liabilities                                            96,595                                  85,713
                                                                         -----------                             -----------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001; 10,000,000
     shares authorized, no shares issued
   Common stock, par value $.001; 40,000,000
     shares authorized, 16,734,194 & 15,657,194
     shares issued and outstanding respectively                               16,734                                  15,658
   Common stock subscribed                                                   222,800                                  60,000
   Additional Paid in Capital                                              8,294,745                               7,997,721
   Deficit Accumulated in Development Stage                               (5,380,218)                             (4,893,888)
   Treasury Stock                                                            (25,000)                                (25,000)
                                                                         -----------                             -----------
         Total Stockholders' Equity                                        3,129,061                               3,154,491
                                                                         -----------                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 3,225,656                             $ 3,240,204
                                                                         ===========                             ===========

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30              PERIOD FROM
                                                     -----------------------------      8/14/97 TO
                                                         2003             2002           09/30/03
                                                     ------------     ------------     ------------
SALES                                                $    128,483     $     44,422     $    922,722

COST OF SALES                                              49,348           40,302          363,105
                                                     ------------     ------------     ------------

GROSS PROFIT                                               79,135            4,120          559,617
                                                     ------------     ------------     ------------
OPERATION EXPENSES
    Selling, general, and administrative expenses         149,309          144,441        5,024,436
    Amortization                                           40,584           40,584          805,121
    Depreciation                                            2,805            2,805           65,386
                                                     ------------     ------------     ------------
        Total operating expense                           192,698          187,830        5,894,943
                                                     ------------     ------------     ------------

NET EARNINGS (LOSS) FROM OPERATIONS                      (113,563)        (183,710)      (5,335,326)

OTHER INCOME
  Interest income                                             171              682           61,455
  Interest expense                                              -                -          (16,401)
  Royalty income                                                -            1,095            7,231
  Gain/Loss on Sale of Asset                                    -                -          (13,200)
  Miscellaneous                                                 -                -           35,617
                                                     ------------     ------------     ------------
        Total other income (expense)                          171            1,777           74,702
                                                     ------------     ------------     ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                           (113,392)        (181,933)      (5,260,624)
                                                     ------------     ------------     ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                             -                -         (119,594)
                                                     ------------     ------------     ------------

NET LOSS                                             $   (113,392)    $   (181,933)    $ (5,380,218)
                                                     ============     ============     ============
NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE         $      (0.01)    $      (0.01)    $      (0.53)

Cumulative effect on prior years of the
change in accounting principle                       $          -     $          -     $      (0.01)
                                                     ------------     ------------     ------------

NET EARNINGS (LOSS) PER SHARE                        $      (0.01)    $      (0.01)    $      (0.54)
                                                     ============     ============     ============

WEIGHTED AVERAGE SHARES                                16,732,889       14,291,580       10,018,114

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30
                                                     -----------------------------
                                                         2003             2002
                                                     -----------------------------
SALES                                                $    216,154     $    110,759

COST OF SALES                                              97,395           58,010
                                                     ------------     ------------

GROSS PROFIT                                              118,759           52,749
                                                     ------------     ------------
OPERATION EXPENSES
     Selling, general and administrative expenses         477,415          442,640
     Amortization                                         122,290          122,021
     Depreciation                                           8,415            8,415
                                                     ------------     ------------
              Total operating expenses                    608,120          573,076
                                                     ------------     ------------

NET EARNINGS (LOSS) FROM OPERATIONS                      (489,361)        (520,327)

OTHER INCOME
  Interest income                                           1,075            2,152
  Interest expense                                              -               (7)
  Royalty income                                            1,956            6,670
  Gain/Loss on Sale of Asset                                    -                -
  Miscellaneous                                                 -                -
                                                     ------------     ------------
        Total other income (expense)                        3,031            8,815
                                                     ------------     ------------

NET LOSS                                             $   (486,330)    $   (511,512)
                                                     ============     ============

NET EARNINGS (LOSS) PER SHARE                        $      (0.03)    $      (0.04)
                                                     ============     ============

WEIGHTED AVERAGE SHARES                                16,087,597       14,272,663

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine months ended
                                                                   September 30                  PERIOD FROM
                                                           ---------------------------       AUGUST 14, 1997 TO
                                                               2003            2002            SEPT. 30, 2003
                                                           ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    (486,330)       (511,512)          (5,380,218)
  Adjustments to reconcile net earnings (loss) to cash
  used in operating activities
    Amortization                                               122,290         122,021              805,121
    Bad debt expense                                                 -               -              185,530
    Cumulative effect of change in accounting principle              -               -              119,594
    Depreciation                                                 8,415           8,415               65,386
    Gain (loss) on sale of assets                                    -               -                2,753
    Rescission of Lady Burd asset purchase agreement                 -               -               50,000
    Common stock issued for services                             4,200               -              410,844
    Change in assets and liabilities
      Accounts receivable                                      (91,178)        (12,671)            (321,556)
      Note receivable                                                -              --
      Inventory                                                 61,598          23,135             (631,340)
      Prepaid Expenses and deposits                               (632)        (10,630)            (523,886)
      Accounts payable                                           9,933          10,867               64,090
      Accrued liabilities                                          949          13,552               32,505
                                                           -----------     -----------          -----------
          Net cash used in operating activities               (370,755)       (356,823)          (5,121,177)
                                                           -----------     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                         (2,435)        (10,513)             (86,434)
  Organization costs                                                 -               -             (129,291)
  Acquisition of licenses/patents                                    -         (25,000)            (110,000)
  Proceeds on sale of equipment                                      -               -               47,440
                                                           -----------     -----------          -----------
          Net cash used in investing activities                 (2,435)        (35,513)            (278,285)
                                                           -----------     -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                      -               -                6,554
  Loan principal repayments                                          -               -              (66,990)
  Loan principal repayments - related party                          -               -             (134,265)
  Proceeds from sale of stock                                  341,500         322,000            5,758,235
                                                           -----------     -----------          -----------
          Net cash provided by financing activities            341,500         322,000            5,563,534
                                                           -----------     -----------          -----------

NET INCREASE (DECREASE) IN CASH                                (31,690)        (70,336)             164,072

Cash - Beginning of Period                                     195,762         193,806                    -
                                                           -----------     -----------          -----------

Cash - End of Period                                           164,072         123,470              164,072
                                                           ===========     ===========          ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Noncash investing and financing activities
    Issuance of 360,000 shares of common stock at
       $0.32 per share for marketing rights                $   115,200     $         -          $   115,200

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2002 has been taken from the company's audited financial statements at that date. The balance sheet at September 30, 2003, the statement of operations for the three months and the nine months ended September 30, 2003, the three months and the nine months ended September 30, 2002 and the period from August 14, 1997 to September 30, 2003, and the statement of cash flows for the nine months ended September 30, 2003, the nine months ended September 30, 2002 and the period from August 14, 1997 to September 30, 2003 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

         For purposes of the statement of cash flows, the company considers all highly liquid investments

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The estimated service lives used in determining depreciation and amortization are:

         Description                      Estimated Service Life
------------------------------            ----------------------
Automobiles                                      5 years
Office furniture and equipment                   5-7 years
Leasehold improvements                           4 years

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

         Advertising and marketing

         Advertising and marketing costs are expensed as incurred, which totaled $1,140 and $2,191 for the third quarters of 2003 and 2002, respectively. Advertising and marketing costs totaled $6,680 and $19,001 for the nine months ended September 30, 2003 and 2002, respectively.

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

3.       LICENSES

         Licenses for exclusive marketing rights to various products have been acquired for fees totaling $60,000 from a related party. The company is the manufacturer/supplier of the products

         Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and warrants for 180,000 shares of stock exercisable at $1.00 per share during the first quarter of 2003.

4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $11,492 and $ 9,574 for the third quarters of 2003 and 2002, respectively. Rent expense for all operating leases was $34,860 and $28,213 for the nine months ended September 30, 2003 and 2002, respectively.

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

         Warrants

         During first quarter 2003, warrants issued in conjunction with the private placement were for 690,000 shares. During the second quarter 2003, 432,000 warrants were exercised. During the third quarter 2003, 59,000 warrants were exercised.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the company and related parties:

         The company and another business with common shareholders share office space and the related expenses.

         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

         $509,566 as of both December 31, 2002 and September 30, 2003.

7.       CONCENTRATIONS

         Approximately 68 percent of the sales in the third quarter of 2003 were made to two customers and 24 percent of the sales in the third quarter of 2002 were made to a single customer.

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

9.       AGREEMENTS

         In January 2002, Summit entered into a joint venture agreement with Earth Safe Technology, Inc. to market products manufactured for Summit by BioGenesis pursuant to Summit's patent ownership in Mexico. Currently a licensing agreement is being worked out with individuals in Mexico. The company has acquired the services of an international marketing representative, Advanced BioNomics, for the purpose of negotiating international agreements.

         On February 6, 2002, Summit executed a Distribution Agreement with 614575 Alberta Limited ("614575") of Calgary, Alberta, Canada. Alberta Limited manufactures a series of home fire extinguishing systems which feature FlameOut(R) as part of each system. 614575 has changed their trade name to Just-In Case Fire Limited. Summit and Just-In Case Fire executed a bi-lateral exclusive agreement during the second quarter of 2002. The company sells FlameOut(R) to Just-In Case Fire exclusively for their mobile fire extinguishing systems. Summit will receive a royalty on the sale of each unit for the granting of said exclusivity.

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

         RESULTS OF OPERATIONS - THIRD QUARTER OF 2003 COMPARED TO THIRD QUARTER OF 2002

         Summit Environmental's sales for Q3 2003 were 289.2 percent of Q3 2002 sales - $128,483 in Q3 2003 compared to $44,422 in Q3 2002. Gross margin was
61.6 percent for Q3 2003 compared to 9.3 percent for Q3 2002. Sales have not reached a level to generate consistent gross margin percentages.

         Operating expenses increased 2.6 percent during Q3 2003 over Q3 2002. Operating expenses increased by $4,868 from $187,830 in Q3 2002 to $192,698 in Q3 2003.

         Amortization and depreciation were $43,389 in Q3 2003 and in Q3 2002.

         Summit had a net loss from operations of $113,563 for Q3 2003, down from a net loss of $183,710 for Q3 2002, a $70,147 or a 38 percent decrease.

         RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 2003 COMPARED TO FIRST THREE QUARTERS OF 2002

         Sales from operations were $216,154 for the first three quarters of 2003 compared to sales of $110,759 for the first three quarters of 2002, a 95 percent increase. Gross margin on these sales was 54.9 percent in the first three quarters of 2003 and 47.6 percent in the first three quarters of 2002.

         Operating expenses were up to $608,120 for the first three quarters of 2003 compared to $573,076 for the first three quarters of 2002, an increase of $35,044 or 6.1 percent.

         We experienced a net loss of $486,330 in the first three quarters of 2003, down 4.9 percent from the $511,512 loss of the first two quarters of 2002. The loss per share of common stock was $0.03 for the first three quarters of 2003 versus $0.04 for the same period of 2002.

         Some balance sheet items that reflect significant changes from December 31, 2002 to September 30, 2003 are: cash, down to $164,072 from $195,762;
accounts receivable, up to $120,291 from $29,113; inventory, down to $554,188 from $615,786; and accounts payable, up to $64,090 from $54,157.

         The net loss of $486,330 in the first three quarters of 2003 was financed in part by $341,500 in proceeds of sale of shares of common stock and partly from $130,705 in amortization and depreciation.

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

         We executed a distribution agreement with Western Fire, Inc. of Casa Grande, Arizona, for the purpose of selling FlameOut(R) to forestry and wild land customers throughout the United States. Western specializes in supplying fire fighting foam with the latest technology to various consumer, commercial, industrial, and governmental agencies throughout the United States. Currently we are involved with Western Fire in providing FlameOut(R) for application testing in a new water bomber built by Evergreen International Aviation.

         Western Fire has a former Tucson, Arizona fire chief, Mr. Tom Malloy, marketing FlameOut(R) to their customers. Tom Malloy and Western Fire founders, Jim and Bob Krempasky, will be conducting demonstrations with FlameOut(R) for nine different governmental agencies on November 15, 2003, in the Mesa Verde (southwest) section of Colorado.

         Just-In Case Fire in Alberta, Canada, continues to sell their trademarked Fire Caddy(TM) for fire fighting purposes. Fire Caddy(TM)s are manufactured exclusively with FlameOut(R). In November 2003, Summit and Just-In Case Fire began introducing a new 12-volt portable pump system exclusively with FlameOut(R) along with the new Hose Caddy(TM). Just-In Case made many large presentations of FlameOut(R) for bulk sales to many potential customers in Canada during the fires in Alberta and British Columbia during July, August and September 2003. Just-In Case Fire has two former fire chiefs of the Calgary Fire Department heading up their marketing effort along with company President, Mark Hayes. Contract bids are being prepared for FlameOut(R) in the range of 10,000 to 40,000 gallon orders per contract.

         During the California Wild Fires of October 2003, FlameOut(R) received its first exposure. FlameOut(R) was requested on the fire lines by Team leaders from the Cache's, used on Type Three Incident Response Vehicles and by Fire Caddy(TM)s using FlameOut(R) to protect structures from burning. Once outside help was allowed in the state by California administrative officials, every Fire Caddy(TM) delivered to California, approximately 35, were sold to individual homeowners in order to spray down their property and prevent them from burning in the future. Additional orders have been received and will be filled during November and December 2003. Summit has distributed the Fire Caddy(TM) Systems to the logging industry, individual customers, and internationally to New Zealand, Norway, Belize and Chile.

         Our vision continues to be marketing our products through strategic alliances. By year end 2002, additional new agreements had been reached or executed in Australia, New Zealand, Belize, Honduras, Guatemala, Costa Rica, Nicaragua, Panama, El Salvador, and by separate agreement in Mexico. We initiated negotiations for and met new direct distributors for Venezuela and South Korea during June 2002.

         We are considering establishing strategically-positioned blending facilities for FlameOut(R) in other parts of the world. This will save our distributors and customers substantial costs by reducing their freight for the finished product they receive. Currently we ship ready-to-use FlameOut(R) which is then mixed with any type of water (fresh or sea) at a 1% to 6% concentration for a series of fire-fighting apparatus . We will now sell to the blending facilities a concentrated version of FlameOut(R). The blending facilities will produce FlameOut(R) Fire Suppressant and pay us royalties on each gallon manufactured. Summit will share in the profits from these sales as a joint venture partner for each facility. Our initial project began in Brazil. After the recent recovery of the Brazilian monetary system, we have begun to start where we were forced to leave off when the financial crisis in Brazil began three years ago. In October 2003, we re-established Summit Environmental Europe B.V. The European Partnership will see the blending of FlameOut(R) for the first time at some location other than in the United States. The first order of product was shipped the first week of November 2003 to Amsterdam. Summit's new partners in the B.V. are experienced in both chemistry and fire-fighting chemicals sales. Summit's business in the B.V. will include our Ultimate Clean Chemicals in addition to FlameOut(R).

         We began shipping Fire Caddy(TM)s and FlameOut(R) to our new partner, Fabrigas Limited in Belize, the first week of October 2003. Fabrigas sells fire suppression equipment through Central America. One sale of the Fire Caddy(TM) was to resorts owned by Francis Ford Copola.

         Our management has held fast to the theme of establishing a sound retail pricing structure for FIREPOWER 911(TM). Early on (July 1998 to March
1999), we were successful in getting FIREPOWER 911(TM) approved by Wal-Mart on a regional basis, first, and then to be elevated later to full category status. Existing purchase orders were in hand.

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

         We set out to place FIREPOWER 911(TM) into a retail environment where pricing was not an issue to its success. When initial sales were made to grocery supply companies, grocery stores and convenience stores, there was no effective marketing/merchandising follow-up network in place to facilitate the in-store service requirement held by the large store chains across the country. An agreement with Convenience Service Group did not meet our criteria for servicing the customers and was terminated in order that the company could take a new direction with FIREPOWER 911(TM).

         Still believing in the uniqueness of an aerosol product providing safety and ease of use for all consumers, we negotiated an agreement with a firm, Triple-S Marketing, to provide the in-store service required by some of the nation's larger retailers. We focused on Triple-S because of its emphasis on home improvement stores. During the first quarter of 2002, Lowe's Home Improvement stores gave Triple-S Marketing the initial approval for FirePower 911(TM) on a test market in-and-out program. Safety Saturday in June 2002 and National Fire Protection Month (October) were the scheduled dates. Due to our negotiations with George Foreman, former World Heavyweight Boxing Champion, we requested that Triple-S place the FIREPOWER 911(TM) test market on hold until completion of said negotiation. Also, we are negotiating with a national infomercial company for the development and placement of the infomercial. All of these proposals, negotiations, and agreements are currently on hold due to a previous client's proposal to purchase the licensing and marketing rights to our aerosol fire extinguisher technology. In January, we were contacted by The Clorox Corporation, reviving previous negotiations from 1999 through 2000 with regards to the private labeling of FirePower 911(TM). Representatives of Clorox met with management twice during the first quarter of 2003. At the second meeting, a proposal was made by Clorox to obtain the exclusive licensing and marketing rights to our Aerosol Fire Extinguisher Technology. The Board of Directors met during the last week of March. We sent a counter proposal to Clorox in early April. Management and Clorox mutually agreed to several terms of the counter offer. A sticking point however, is the exchanging of intellectual property rights for FirePower(TM)'s contents which is FlameOut(R). The Clorox proposal was very carefully crafted to elicit this information and then reduce the royalties paid to Summit "should a competing product come to the marketplace." Once the intellectual property exchanges hands, the competitive product is on the way. Therefore, the Board of Directors were not willing to release our intellectual property. We offered an alternative to furnish Clorox the base chemicals of the formula. An additive package that would protect our rights would be furnished by Summit as the vendor. It does not appear that Clorox is willing to operate under these terms. Since this part of our counter offer was communicated to Clorox, there has been no further contact to us from Clorox.

         In 2000, the first shipment of FIREPOWER 911(TM) was packaged for international sales with foreign language labels. Initial first market shipments ranging from 2,000 to 5,000 cans went to Chile, Hong Kong and Japan. 5,000 cans were to be sold to the public by the local fire departments in Chile. We and Marketing Perspectives Incorporated ("MPI") will be satisfying labeling requirements and insurance requests for completed product liability coverage. During early July 2003, we were notified of a parallel company, Global Trade Marketing, Inc. (GTM), which will become our official marketing partner, replacing MPI. Mr. Claudio Gonzales, with whom we have been working for over 4 years, is the principal of GTM. Therefore, we are still dealing with the same people and contacts with the only change being the name of our marketing partner's company. FIREPOWER 911(TM) has also been approved by the Cabineros (federal police) in Chile as part of their military equipment belt. FIREPOWER 911(TM) will be on these equipment belts as a tool for riot control due to fire bombs thrown into crowds at large public events such as soccer matches. Through our South American alliance partner, we submitted material, product, and previous certifications to the authorities in Chile and Argentina in order to obtain the appropriate approvals and ratings with each country. Our existing certifications on both FIREPOWER 911(TM) and FLAMEOUT(R) have been accepted. Additional approvals were received during 2002 by the Junta Nacional (National Fire Department) and IDIEM for official fire extinguisher ratings of FirePower Liquido 911 by the University of Chile. IDIEM is the Chilean equivalent of the US-EPA. Pre-marketing Television Marketing infomercials began in June 2003 in order to prepare the market for the introduction of the product to the citizenship of Chile. The balance of the initial inventory has been sold through this new marketing venue. We are currently producing new labels which include all the new approvals. We are completing the final stages for retail orders for sales in Chile of FirePower Liquido 911 and an order for the Cabineros (federal police).

         Official government of Chile approvals and certifications have been completed with the regulatory agencies. The first customer for FirePower Liquido 911 is the Federal Police of Chile (Carabineros). We met with the United States Government Export-Import Bank in October 2002. The purpose was to learn about the environmental products export program. The program will allow us to accept International Purchase Orders, granting payment terms to our international customers. With a qualifying credit report, we can take a purchase order to the bank and finance 90 percent of the total amount. By virtue of Ex-Im Bank's credit analysis, Ex-Im Bank guarantees the repayment of our loan. We then purchase export credit insurance from Ex-Im Bank to be used in the event of default. We submitted the application to the Ex-Im Bank on March 10, 2003 on behalf of our customer in Chile. The initial order, which will depend on the final credit approval of our customer, will be between 15,000 and 20,000 cans. The overall plan, which carries Chilean government endorsement, is for 250,000 cans over the next two years. The pre-market television promotion began in June 2003. The initial order for our two year program with GTM is expected during the fourth quarter 2003.

         In 2000, we were notified by QVC, a direct home product television sales channel, that FIREPOWER 911(TM) would be part of its programming in 2001. QVC next notified us in March 2002 that product approval has been completed. QVC, seeking a letter of verification that FIREPOWER 911(TM) is validated for sales in all 50 states, received same from Applied Research Laboratories, which is posted on our web site. We have complied with all requirements and passed Quality Assurance requirements. For product shipping, QVC sought a confirming letter from UPS that the proper classification for shipping FIREPOWER 911(TM) according to US-DOT guidelines was as "Consumer Commodity - aerosol non-flammable". UPS wrote two separate qualifying letters for our company. QVC's legal department then requested a letter from the US-DOT confirming what we claimed and UPS supported. Official confirmation from DOT was obtained on February 21, 2003. QVC had informed the company that once this letter was obtained "all" requirements would be met. On March 3, 2003, the buyer at QVC informed management that FIREPOWER 911(TM) had been approved and would be submitted for the TSV (Today's Special Value) programming rather than regular programming like we have experienced with the Pannache Cosmetics Luscious Dust Brush. This is an 8-to-10 program airing in the same 24-hour period. We anticipated this occurrence during the third quarter of 2003. However, due to the proposal from Clorox, we were not sure whether we could negotiate to continue with this project. The proposal from Clorox for the purpose of purchasing the licensing and marketing rights would have contained language which would either allow or disallow our continuation with the marketing of FirePower 911(TM). The meeting with Clorox was held on March 26, 2003. The Board of Directors met on March 27, 2003 to discuss the Clorox offer versus the QVC purchase order. The purchase order from QVC has been noted to be very sizable. In addition, management has been contacted regarding the possibility of another offer from a large chemical and fire products company stating that a proposed private label offer for FirePower 911(TM) is to be presented to us. When we sent the counter proposal to Clorox, we stated that QVC would need to be grandfathered into any agreement. A follow-up contact between representatives of Clorox and Summit indicated that the maintaining of our relationship with QVC would not be a problem. The QVC promotion will be for a two-can unit. Therefore, we had to re-submit a package for the UPS drop test with two cans in the package rather than the one can package previously submitted and approved. Conversations between management and the buyer at QVC indicated that as soon as the drop test was completed, the purchase order would be issued. We received the first purchase order from QVC for 10,000 cans for the first airing which was scheduled for September or earlier if we had been able to get the shipment ready for delivery. This order will be for a single program with the TSV to follow. This request of QVC was initiated by us. The cans for FirePower(TM) are a special order and take six weeks to secure from overseas. Additionally, we will be changing the product name to merely FirePower(TM), eliminating the 911. We are sensitive to the feelings of victims' families from the September 11, 2001 terrorist attacks and do not want to be perceived as trying to capitalize on some tragic event unfairly. Even though 911 has been a part of our product name for several years prior to the events of September 11, 2001, our product is still relatively unknown and could be inappropriately judged. Another change in the FirePower(TM) production is the changing of the propellant gas from 134A gas to Nitrogen. This change requires a new crib fire test approval from Applied Research Laboratories. Our current delivery date at QVC is December 5, 2003. Should production not be completed, it will be the first quarter of 2004 before we go on the air. We have been contacted by a second home shopping channel company for the purpose of purchasing a private label aerosol can fire extinguisher like FirePower(TM). We are currently completing the Quality Assurance process with this company.

         Our strategic alliance partner, International Aero, Inc., is one of the world's largest reconfiguration companies for commercial aircraft. We and International Aero have been working on the minimum performance standards requirements established by the Federal Aviation Administration. Previously, the handheld fire extinguishers onboard all commercial aircraft contained Halon 1211. The Geneva Peace Conference banning of Halon 1211 included a catastrophic exposure clause called "Mission Critical" that allowed the airline industry an extension of time before these extinguishers faced mandated replacement. The testing protocol for selecting the replacement agent has been published by the FAA. FLAMEOUT(R) meets all of the technical criteria required by the performance standards. Last year, the actual Gross Volume Production Tests of FLAMEOUT(R) on jet fuel and heptane were conducted. The initial performance tests will be conducted at International Aero's new licensed fire testing facility. In December 2001, FLAMEOUT(R) was listed by the US Department of Transportation and Federal Aviation Administration as an officially approved replacement for Halon.

         International Aero's distribution rights extend to the aviation industry, the United States Military, and the United States Gulf Coast petroleum industry. In conjunction with the research department at International Aero, we are developing an alternative to another fire-fighting agent, AFFF. AFFF, used primarily for petroleum fires, is a known cancer-causing agent. Our intent with International Aero is to develop a non-toxic, non-corrosive, biodegradable alternative for AFFF. A biodegradation technology was obtained from BioGenesis in the first quarter of 2003 and was for the purpose, initially, of providing an environmentally safe clean-up product for use while the existing stockpiles of AFFF are being used. During April of 2000, FLAMEOUT FOAM(TM) was tested at the Ansul fire test facility in Marinette, Wisconsin. The foam stability test was very successful. Additionally, FLAMEOUT FOAM(TM) was the only product tested to pass the UL162 encapsulation and emulsification test. This new formula has been tested by Jockel Manufacturing in Germany and by the National State Fire Department and Testing Agency in Brazil and Exxon of Norway. Our new FLAMEOUT(R) FOAM was used in the port city of Gdansk in Poland during May 2003. FLAMEOUT(R) FOAM was introduced at a refinery where a storage tank containing ethyl gasoline exploded and became a very large and lengthy fire. FLAMEOUT(R) was used first to cool down the fire and then FLAMEOUT(R) FOAM was used secondly in order to lay a foam blanket down on the burning fuel. Since this successful application of the FLAMEOUT(R) and FLAMEOUT(R) FOAM, we have sent two orders to this customer in Poland. Testing for a military specification number as an alternative for AFFF at the United States Air Force testing center at Eglin Air Force base in Florida began in April 2002. FLAMEOUT(R) FOAM has been selected as one of the three products for further advanced testing for approval.

         We have begun a project with Evergreen International Aviation. This project involves the use of FlameOut(R) in a new water bomber project for forest fire applications. Evergreen is one of the largest companies worldwide that services contracts for the aerial application of fire suppressants for wildfires. More about this project will be released as we are allowed to release more information.

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

Application was formally requested by the United States Navy, and we and International Aero promptly submitted our application. Our physical testing request has been accepted at Pax River. The major obstacle to approval has centered around an aqueous (water) based product testing to a 50-year-old-plus military specification designed for petro-chemically produced products. We, BioGenesis, and the laboratory collectively have resolved a major obstacle with regards to storage stability. We plan to have a newly blended adaptation to the original 668 formulation, which BioGenesis feels will solve the problems we have experienced with sodium and potassium requirements. In August 2003, we resubmitted a refined 668 formulation to the lab for resumption of the test protocols at that time. A second formulation has been formulated for submission in December 2003.

         Tests being conducted on FLAMEOUT(R) had positioned FlameOut(R) to become officially approved in Brazil by the end of the second quarter of 2002. The financial crisis in Argentina put this process on hold. Once the IMF Bank fund reclassifies the currency in Argentina, the company can proceed through Ex-Im Bank. This approval will also be accepted in the other Mercosur Pact countries -- Argentina, Uruguay and Paraguay. MPI, now GTM, notified us that the IMF rating for Argentina's currency was approved in February 2003. Representatives of GTM traveled to Argentina, Brazil and Chile to reopen the process we have been involved with during May 2003. In April, GTM notified us that the initial plan for production in Argentina was back on a schedule, but that the blending of product would now occur in Brazil. The Export-Import Bank reclassification for the monetary system in Argentina became effective in August 2003. The Brazilian customer is submitting application through GTM for the Ex-Im Bank program.

         Due to some changes within MPI, a parallel company, Global Trade Marketing, Inc. has been established. The primary principal of GTM is Mr. Claudio Gonzales with whom we have been working for five years. We have executed a new agreement with GTM for the Mercosur Treaty Countries and Chile. GTM has started a new venue in Venezuela which includes testing, using FlameOut(R) Foam for the purpose of securing petroleum certification in Venezuela from the country's major petroleum company. Television two-minute infomercials began in November 2003 in Chile. The presentation centers around actual fire suppression applications of fire using the product FirePower Liquido 911. This current order which is being packaged will bear the endorsements of the Cabineros, the Junta de Nacional and IDIEM.

         During August, we received inquiries from Bituminous Insurance Company for the purpose of utilizing FlameOut(R) on equipment insured by Bituminous for fire loss. Bituminous is the oldest and largest specialty insurers for logging equipment. Bituminous provides promotional material and videos/CD's to their field agents that call on their property and casualty agencies. Bituminous requires FlameOut(R) to be in either 2 1/2 gallon or 6 liter extinguishers at specified locations on each piece of equipment. We have these extinguishers specially manufactured for us. Additionally, we have designed and have fabricated locally a special mounting bracket for these extinguishers that will stand up to the heavy-duty, rough environment where this equipment operates. We have also begun packaging FlameOut(R) Topper bottles that measure the appropriate amount of FlameOut(R) to be used to top-off either the 2 1/2 gallon or the 6 liter extinguisher once filled with water in order to create a 6% total FlameOut(R) solution. This equips the extinguisher for Class A or B fires. We have dealers established and ordering products on a weekly basis selling to the loggers and logging companies in Louisiana, Mississippi, Alabama, South Carolina, North Carolina, Virginia, and Arkansas. Other insurance companies which have joined Bituminous are Santee Insurance Company and Lloyd's of London. The latter two are also offering premium discounts for the FlameOut(R) product's placement on insured equipment.

         FlameOut(R) was featured at the Texas Loggers Council State meeting in Lufkin, Texas on August 22-23, 2003. Representatives from Bituminous spoke on the benefits of FlameOut(R). We were present and performed demonstrations of extinguishing tires, fuel, and pallet fires. Keith Parker was the guest speaker at the Texas Loggers Council quarterly meeting on November 8, 2003. Presented at the meeting to the logging community was the new 12-volt Fire Caddy System. Fire Caddy(TM) products are manufactured exclusively with FlameOut(R) as the fire suppressing agent. Also introduced was the new Hose Caddy(TM) which connects to a garden hose.

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

         The idea for the star product of the color line was to develop a semi-permanent, long-wearing, no smear or stain lip color. Companies like Avon, Beauty Control, Max Factor, Revlon, Cover Girl and Maybelline have developed products they tout as long-wear, no smear; however, we believe they do not perform as advertised. Recent news articles have informed buyers that many of these products for big name manufacturers contain lead. Our Pretty Pout(TM) (formerly Luscious Lips) formulation does not contain lead or any other harmful chemicals. It will stay on 8 to 10 hours and will not come off until removed with remover. The development phase began in September 2000 with final formula approvals in June 2001. We received four of the twelve selected colors in August and began the first of two directed test markets. One market was to sell product directly to performing groups such as dance lines, dance schools, high school drill teams, cheerleaders and twirling groups. Prior to beginning, we secured the endorsements during July for the Miss Texas and Miss Arkansas Pageants. Both Stacy James (Miss Texas 2001) and Jessie Ward (Miss Arkansas 2001) were using Luscious Lips during their state pageants when they won their respective pageants. Stacy was in the top twenty and Jessie was a top ten finalist in the Miss America Pageant. Due to product programming approval at QVC, changes have been made in the lip color line. We have the opportunity to introduce and entire line of lip products on QVC. Therefore, we have changed the name to Pretty Pout(TM) Lip Collection which consists of the original colors, gloss and remover. However, the term Lip Collection added to the name satisfies the need for a lip balm, lip exfoliator and a lip volumizer (plumper) of which the latter we have already developed. All products will be marketed through QVC, direct dealer sales, and private label sales.

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

         The initially established dealer network attained a closing ratio of close to 100% of the presentations being closed and purchasing the initial inventory for a dealer. A dealer purchases at 50% off of retail and makes 100% profit on resale. Our margin is at 106%. A direct sales test market directed to drill teams and cheerleading groups produced a 100% closing ratio. There are 178,000 drill team participants in high schools in Texas each year. Couple this with the middle and high school cheerleaders, and the market is over 500,000 participants in Texas alone. We introduced a targeted fund raising program especially designed for these groups at the January meeting of the association. The response was better than anticipated which has led us to begin to hire commissioned sales agents for four specific territories in Texas to follow up on the sales leads from this one meeting.

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

         During the fourth quarter of 2002, the first purchase order for the Pannache Luscious Dust Brush were completed and shipped to QVC. Paula Parker appeared on live programming on January 20, 2003, and February 10, 2003. The product and presentation were moved to prime-time scheduling, and the last presentation occurred on April 29, 2003. Also during the first quarter of 2003, the Pannache Luscious Lips product kit and the Pannache Sunless Tanning Mist Kit have been approved for programming at QVC. The trade name for Pannache Luscious Lips has been changed to Pannache Pretty Pout(TM) Lip Collection. We are required to conduct certain microbiological and dermatological assays. These tests take six to eight weeks to complete. We can, after the completion of these tests, complete the Quality Assurance process in order to be scheduled for programming. The collection will consist of the original 16 lip colors, remover, and moisturizing gloss. Added to the line will be a lip balm, lip volumizer, and lip exfoliator. All products were to be introduced on QVC. Pretty Pout(TM) is in the final stages of Quality Assurance at QVC, and we received the first purchase order on July 29, 2003. Programming for Pretty Pout(TM) was scheduled for September 2003. However, in October 2003, after continued pressure by QVC to price Pretty Pout(TM) in the pricing schematic as other products representing that they are long-wear products, we decided that we could not discount Pretty Pout(TM) to be in the range desired by QVC. We have the endorsement of the Kilgore College Rangerettes and several high school drill teams in Texas with All-American Drill Team credentials. They are established customers and satisfied with the pricing provided to them. Therefore, management recommended to QVC that we cancel this product program and proceed to the next. The Sunless Tanning package, which will also contain a body exfoliator and a specially designed loofah sponge, is scheduled for January 2004, and we have just introduced the Pannache Pampering Pail to QVC. These product packages, along with others, can be viewed on the new Pannache website, www.pannache.com.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         We continue to believe that, with the approval, listing and rating of FIREPOWER 911(TM) as a fire extinguisher, a niche market has been created. This is supported by actions taken by the USEPA, which has been mentioned previously, and actions of the Connecticut State Fire Marshal's Office and the California State Fire Marshal's Office. This year, the additional endorsements by other state fire marshals' offices we sought began to be implemented.

         The formula for FIREPOWER 911(TM) is FLAMEOUT(R), and one of only a few suppressing agents certified by the EPA as a replacement for the globally banned fire agent, Halon 1211. Initially, the Connecticut State Fire Marshal's Office notified us that our aerosol fire suppressant, FIREPOWER 911(TM), was to be removed from the shelves of Home Depot, because it was not listed and rated as a fire extinguisher. All other aerosol can products representing that they were fire extinguishers were also to receive the same notification. While we were not marketing FIREPOWER 911(TM) as a fire extinguisher at that time, the other aerosol fire suppressors subject to this action were touting their products to be fire extinguishers.

         Due to the capabilities of FLAMEOUT(R), we applied for the minimum fire extinguisher rating in order to establish FIREPOWER 911(TM) as a fire extinguisher and satisfy the State Fire Codes. The specific fire code is ANSI/UL8 and ANSI/UL711, set forth in tHe NFPA Standard 10. NFPA 10 establishes the requirements for listing and rating portable fire extinguishers.

         We completed the listing and rating requirements, placing FIREPOWER 911(TM) in a class of its own, the only listed and ratEd fire extinguisher in an aerosol can available in the global marketplace. Subsequently, we received a letter from the Connecticut State Fire Marshal's Office certifying that FIREPOWER 911(TM) satisfies their fire code requirements.

         California has a unique legislative requirement in addition to the NFPA and ANSI/UL standards for portable fire extinguishers. This is a new area, termed Non-Halon Certification, and means that any portable fire extinguisher whose marketing intent is directed to the residential and individual use market must contain a formula that has been certified as Non-Halon. FLAMEOUT(R) is the first of seven permanently listed and certified replacements for Halon 1211. It is the only product that can meet this California requirement due to the type of approval for FLAMEOUT(R). The approval is for residential as well as commercial use. All other products are approved for commercial use only. Applied Research Laboratories completed the application process on behalf of our company, meeting the California Non-Halon requirements.

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

         Several issues have slowed down the marketing of FIREPOWER 911(TM). Its formula is FLAMEOUT(R), a technology for fire suppression, not merely soap in an aerosol can. A specific type of aluminum is required for the container to meet the ANSI/UL8 portion of the validation and listing tests. The size and type of can required to hold the FLAMEOUT(R) to the rigid standard for fire extinguishers is not manufactured in the United States. We must bring the empty shells in from Madrid, Spain. In early 2003, we found a supplier for cans in Mexico that will shorten our delivery time for shells by about three weeks. We also are now using nitrogen as our propellant rather than 134-A inert gas as before. This reduces our cost of goods by 28%.

         These production issues, plus the manufacturing efforts to produce a product with a five-year shelf life, and royalties paid to the testing laboratory calculated on each unit are examples of the unique requirements for the pricing of our fire extinguishers.

         When attempts to market a product like FIREPOWER 911(TM) were met with "copycats" which have not passed the scrutiny of the validations, listings and ratings, an education issue is created that must be carried out at the buyers' level. We have significantly completed this phase of FirePower(TM) development. For this education effort to have meaningful effect, enforcement action was required by the state fire marshals' offices. The copycat products have been met with enforcement actions that we sought and are almost non-existent. These enforcement actions are public record in several states such as Texas.

         Presenting the information in this format during 2002, we negotiated an agreement with a national marketing and merchandising company, Triple S Marketing, that places the products they represent into two of the largest home building products stores in the country. The senior buyer for one of these chains of stores has approved FIREPOWER 911(TM). Currently, FIREPOWER 911(TM) is scheduled to appear in these stores, but we do not have a firm date. Management met for line review at Lowe's headquarters in North Carolina the first week of January 2002. FirePower 911(TM) has been approved for test marketing. During August 2002, we negotiated an agreement for George Foreman to be the national spokesperson for FirePower 911(TM). Management notified Lowe's in September 2002 of its desire to put off the roll-out at Lowe's. We requested that the Lowe's program for National Fire Prevention Week be cancelled due to a pre-emptive action which could have short circuited the longer range and much larger scale program for marketing FirePower 911(TM).

         FLAMEOUT(R) was submitted to the United States Forestry Service through its technology development program in order to satisfy the requirements for qualification testing as a Wildland Fire Chemical. This test protocol had an original timetable of eighteen months. The Forestry Service requested and we supplied the actual test product in order to complete the protocol through our Canadian Strategic Alliance Partner, Mark Hays dba 614751 Alberta Limited. 614751 Alberta Limited is now doing business as Just-In Case Fire, Ltd. The aerial fire fighting company Pro Air, and the Canadian Forestry Service are following the U. S. Forestry Service's test. The reports received by the Company are that the Canadian Forestry will accept the U. S. Forestry approval for immediate sales in Canada. The Company has been notified of pending orders at Pro Air. During the fourth quarter of 2002, the toxicity and corrosive tests and storage stability test were successfully completed.

         FLAMEOUT(R) was tested as a wetting agent and fire suppression foam. Once approved, FLAMEOUT(R) can be used in catastrophic wildfires that occur every year. Our product, in unofficial tests, has outperformed every product with which it has been compared. Management knows this first-hand from being on the actual fire lines in Florida. This should become a large venue for product sales beginning with the 2004 fire season. The Forestry Service informed us of our completion of all test requirements. The final review of the Material Safety Data Sheet (MSDS) occurred during the last week of April. We received the listing of FlameOut(R) with the QPL (Quality Products Listing) on May 5, 2003. Now we are in the process of securing a product listing with Government Service Agency (GSA).

         During the first week of July 2003, the first aerial drop tests were conducted in Canada. Of special note, the feedback was immediate and positive. We were informed that the helicopter pilots remarked that FlameOut(R) is the first product they have ever dropped whose foam lasted long enough for them to locate the position of the last drop upon returning for their next drop.

         FlameOut(R) was shipped to Arizona the week the fires began near Tucson in June 2003. We executed a distributorship agreement with Western Fire Inc. Western Fire will sell FlameOut(R) to wild land fire fighting agencies and forestry services. Western performs fire foam application classes for fire fighters, offering certifications upon completion. Currently we are working with Western's customer Evergreen International Aviation. Evergreen has selected FlameOut(R) as the product in the development of a new type water bomber for fighting wild land and forest fires. Several government contracts are up for renewal or are being cancelled due to environmental issues with existing products. FlameOut(R), now on the Forestry Service Quality Products Listing, is the only non-toxic product approved.

         On October 30, 2003, Western Fire's fire fighting service and trucks received orders from the United States Forestry Service to go into Southern California to start with the massive fire fighting efforts. The Western trucks, equipped with FlameOut(R), were dispatched to the Old Fire in Southern California. Reports from the line were immediate and the ground crews were impressed with the performance of FlameOut(R). Western Fire conducted a wildfire training meeting and demonstrations on November 15, 2003, in the Mesa Verde Region of Southwest Colorado for fourteen fire departments and fire fighting teams. These demonstrations are very timely due to the recently re-enactment in Washington D.C. for the Healthy Forest Initiative. We have made several presentations to Senators and Congressional Representatives about having FlameOut(R) on location when the pre-burns or central burns are conducted.

         International marketing agreements continue to be negotiated and executed this year. A key element of these agreements is the revenue sharing clause that provides us profit sharing from the tools, devices or mechanisms into which FLAMEOUT(R) is introduced for resale. Global agreements reached during the year agreements in Belize, Guatemala, Nicaragua, Honduras, El Salvador, Panama, Costa Rica, New Zealand, Australia and Mexico. We have been assisting our distributor partners with necessary testing, listing, ratings and certification in order to complete the registration process in each of these countries. In October 2003, we formalized an agreement to start blending FlameOut(R) and canning FirePower(TM) in the Netherlands for sales throughout Europe.

         During meetings held during October 2003, we have reopened this venue in order to service Europe more efficiently. Our previous European corporation, Summit Environmental Europe B.V. will become the new blending facility entity for producing, packaging, and shipping FlameOut(R) to our European customers. This will provide substantial savings to our customers by the reduction of freight charges from current and previous sales. We will ship concentrated ingredients to a facility which will blend the chemical, FlameOut(R) into its marketable version. For Summit, there will be ingredient sales to the blending facility, a royalty due Summit on each gallon produced and we will own 25% of the European operation.

         During the week of October 27, 2003, we shipped another order of FlameOut to the port city of Gdansk in Poland. This port city which is a large refinery port is the location of a refinery storage tank fire which FlameOut(R) was instrumental in extinguishing earlier in the year.

         Currently we are undergoing ICAO and IMO test certifications in Poland. These are international maritime certifications which when completed, will certify FlameOut(R) for use on ocean going vessels.

         We have met with representatives from South Korea for the purpose of finding a blending manufacturing/distribution partner for Southeast Asia. The final stages have been completed for a European blending facility. The first order for the European facility was received October 31, 2003. We will also be shipping concentrate for environmental chemicals for blending in Europe from our Ultimate Clean line of environmentally friendly chemicals.

         During February 2001, we sold our first order of FIREPOWER 911(TM) to our distributor, Techno-Supplies, in Norway. During 2002, Techno-Supplies continued to order FLAMEOUT(R) for Exxon of Norway, and other Black Sea petroleum companies. Tests results have been favorable and are concluding.

         During the last week of July 2003, agreements were reached for a blending operation to be established in Italy. Dr. Amiran spent the previous two weeks representing us in Italy working out the details for this blending operation. For international sales, this provides a great benefit for our customers. Their real saving come from freight savings. Also, being able to purchase base chemicals locally will save some on their cost of goods. This will make FLAMEOUT(R) more cost competitive in the regions. The location of the facility will be located more centrally in Europe as reported previously.

         A company, Just-In Case Fire Ltd., manufacturing a home fire extinguishing unit in Canada, selected FLAMEOUT(R) over fifteen other products as the product of choice to be utilized in its system. Just-In Case Fire, Ltd. has completed the securing of five separate patents on the system. Summit will be supplying FLAMEOUT(R) for the Canadian sales and will handle distribution of the units through some of our other strategic alliance partners such as those in Australia, Mexico, Norway, and South America. Some Fire Caddy sales were made by Summit to Tecno-Supplies in Norway during 2002. The first orders of FLAMEOUT(R) were shipped in January 2002. Subsequent orders were shipped in 2002. Orders have continued on a monthly basis in 2003. This agreement has resulted in global sales where the Fire Caddy will only be manufactured utilizing FlameOut(R). We receive a royalty on each unit manufactured by Just-In Case Fire. During November 2002, we and Just-In Case Fire participated in a FEMA/Homeland Security demonstration using FlameOut(R) and the Fire Caddy(TM) in extinguishing a mock plane crash which was part of an overall simulation of how to handle potential terrorist attacks.

         In early 2003, expecting the United States Forestry listing of FlameOut(R) on the QPL, Just-In Case Fire Limited requested and was granted a larger role in the marketing of FlameOut(R). We are currently working on our first large bulk order to Just-In Case Fire. Our Canadian partners are utilizing the US Ex-Im Bank Export Credit Program for these orders. This initial order, scheduled was shipped in August 2003 and subsequent orders went in September and October.

         Just-In Case Fire also developed a new product with our approval in which to place FlameOut(R). The Hose Caddy(TM) is a device similar to a garden fertilizer/insecticide sprayer which fastens to the end of a garden hose. Equipped with one quart of FlameOut(R), The Hose Caddy(TM) is another product which will produce royalty payments to Summit along with the sale of FlameOut(R) to Just-In Case Fire. A new 12-volt portable Fire Caddy(TM) system will be introduced in November 2003. The first demonstration of this new product occurred when Summit CEO, Keith Parker, was the guest speaker at the Texas Loggers Council State Meeting. This is a product that has been anticipated by the insurance companies endorsing FlameOut(R) for the logging industry.

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

         Our development of ULTIMATE ABSORB 1103(TM) led to our negotiating the purchase of the patents, formulas and intellectual property rights. Of special importance to this agreement is the completion of the never-before-issued EPA Landfill Stamp approval. ULTIMATE ABSORB 1103(TM) already has EPA (as non-toxic), USDA, FDA, WHO and California Title 22 approvals. However, the EPA Landfill Stamp allows for encapsulated and absorbed materials to be deposited in landfills anywhere. On April 2, 2001, we were notified that we had successfully stabilized heavy metals in the hazardous materials containment portion of this testing. No other product has ever completed this portion of the test protocol. We have introduced the absorbent in South America, Scandinavia, Europe and in several industries within the U.S. Ultimate Absorb 1103(TM) has been submitted for vendor application approval to Ace Hardware and Lowe's Home Improvement stores.

COSMETICS

         Successful test markets of Pannache Cosmetics for direct dealer sales and shopping channel sales have shown us two high volume markets. Both test markets provided nearly 100% closing ratios. The profit margins are greater than any of our other products whether sold wholesale or direct to the consumer from us. We have taken steps to begin manufacturing all of our cosmetic products and to control our formulations through non-disclosure agreements. Our line now includes over 100 products. We currently have dealers in California, Arkansas, Texas, Alabama, Georgia , Florida, and Belize. We are also selling our cosmetics through bridal shows and pageant competitions.

         We have our first private label joint venture agreement near completion. A joint venture is being formed with a very successful company wanting to expand its product offering to include cosmetics, which will be produced under their company's name rather than Pannache. Official notification will be made through a press release when final agreements are signed.

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

                          PART II - OTHER INFORMATION

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

Date: November 19, 2003             Summit Environmental Corporation, Inc.

                                          /s/ B. Keith Parker
                                    By -----------------------------------------
                                       B. Keith Parker, Chief Executive Officer

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          Commission File No. 333-48659

                                  EXHIBIT INDEX

                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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