Form 10KSB
period 2003-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2004-04-15
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                               133 E Tyler Street
                               Longview, TX 75601
               --------------------------------------------------
                      (Address principal executive offices)

                     Issuer's telephone number: 800-522-7841

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
               --------------------------------------------------
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $180,687.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,591,811 computed by reference to the $0.45 average of the bid and asked price of the company's Common Stock on April 12, 2004.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 22, 2004: 18,870,694 shares of Common Stock, $0.001 par value.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item     1.  Description of Business.......................................... 5

             Business Development ............................................ 5
             Principal Products............................................... 5
             Distribution Methods ............................................ 8
             Competition ..................................................... 8
             Raw Materials and Suppliers    .................................. 9
             Dependence on Major Customers ................................... 9
             Patents, Trademarks and Licenses ................................ 9
             Government Approval of Principal Products........................ 9
             Seasonality......................................................10
             Research and Development.........................................10
             Environmental Controls...........................................10
             Number of Employees..............................................10

Item     2.  Properties.......................................................10

             Facilities.......................................................10

Item     3.  Legal Proceedings................................................11

Item     4.  Submission of Matters to a Vote of Security Holders..............11

Item     5.  Market for Common Equity and Related Stockholder Matters.........11

Item     6.  Management's Discussion and Analysis.............................12

             Sales............................................................13
             Gross margin.....................................................13
             Operating expenses...............................................13
             Net loss.........................................................13
             Liquidity and capital resources..................................13
             Overview.........................................................14
             Outlook..........................................................16

Item     7.  Financial Statements.............................................18

Item     8A. Controls and Procedures .........................................32

Item     9.  Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act.......32

Item     10. Executive Compensation...........................................34

Item     11. Security Ownership of Certain Beneficial Owners and Management...35

Item     12.      Certain Relationships and Related Transactions..............36

                  Parents of the Company......................................37

Item     13.      Exhibits and Reports on Form 8-K............................37

Item     14.      Principal Accountant Fees and Services......................38

                  Signatures..................................................38

ITEM     1.       DESCRIPTION OF BUSINESS.

         BUSINESS DEVELOPMENT

         We are affiliated with Moonlighting Distribution Corporation, a closely held Texas corporation ("Moonlighting"). Moonlighting is under the 52.5 percent ownership and control of B. Keith Parker and his spouse, Paula Parker, who are directors and, respectively, the chief executive officer and vice president for shareholder relations of the company.

         Before our company was organized, the Parkers and Moonlighting became aware of several products developed by Biogenesis Enterprises of Springfield, Virginia ("Biogenesis") that are environmentally safe - generally, products that are biodegradable and nontoxic. In 1997, the Parkers and Moonlighting obtained a license from BioGenesis to market a fire suppressant that BioGenesis had developed. Moonlighting soon determined that the activities that should be undertaken for the fire suppressant product exceeded the capabilities or business plan of Moonlighting. A company named Summit Technologies, Inc. (with whom our company merged on December 2, 1998) was incorporated in August 1997 to organize, finance, and direct the marketing of BioGenesis' fire suppressant product and other products for which exclusive marketing licenses could be obtained and for which marketing expenses could be raised.

         Moonlighting licensed to Summit Technologies the non-exclusive right to market BioGenesis' fire suppressant products, FIREPOWER 911(TM) and FLAMEOUT(R) and the exclusive right to market certain other products newly developed by Moonlighting and tested for marketing, STRESSEX(TM) and PANNACHE(TM). Later, in December 1999 our company purchased from Biogenesis its patent and other intellectual property rights associated with the fire suppressant for $1 million cash and 750,000 shares of Common Stock of Summit Technologies.

         On December 2, 1998, Summit Technologies was merged into our company, Summit Environmental Corporation, Inc.

PRINCIPAL PRODUCTS

         Summit Environmental distributes and markets the following proprietary products. All of the products are manufactured exclusively for us.

         FIREPOWER 911(TM) and FLAMEOUT(R)

         These products are fire suppressants and fire retardants. FLAMEOUT(R) was developed by Dr. Mohsen C. Amiran and his company, BioGenesis, to be a replacement for Halon 1211. Halon 1211 was a widely used fire suppression and explosion protection agent. It was applied primarily as a wetting agent and was the fire-extinguishing agent of choice for many uses, such as most fire extinguishers. Its production was halted in 1994 by actions taken at the 1992 Geneva Peace Conference primarily because Halon 1211 has one of the higher ozone depletion potentials of any compound. Halon 1211 is still approved for certain limited mission-critical uses (such as ship- and shore-based crash, fire and rescue), but existing installations of Halon 1211 that are not mission critical must switch to an approved, acceptable alternative.

         In March 1994, Surfactant Blend A, which had been submitted by Dr. Mohsen C. Amiran of Biogenesis, was certified by the USEPA-SNAP (Significant New Alternative Policy). This was the first approved alternative to Halon 1211.

         The EPA has now approved at least ten other certified replacements for Halon 1211. Three of these are water, foam and carbon dioxide. In addition to these three, BioGenesis' Surfactant Blend A is approved for all wetting agent uses for both residential and commercial use. Some of the replacements were approved only for a limited time and then were phased out. Surfactant Blend A - which is FLAMEOUT(R) - was listed in May 1997 by Underwriter Laboratories (listing number 7P21).

         In December 2001, FLAMEOUT(R) was approved by the United States Department of Transportation and Federal Aviation Administration as an acceptable replacement for Halon 1211 in commercial aircraft.

         FLAMEOUT(R) is marketed at one to three percent strength for use in extinguishing Class A fires (wood, cloth, paper, rubber and plastics) and is marketed at three to six percent strength for suppression of Class B fires (combustible liquids, gases and greases). Surfactant Blend A- FLAMEOUT(R) - is also effective at ten percent strength in suppressing Class D fires (metals) but has not yet been submitted to Underwriters Laboratory for certification for Class D fire suppression.

         FLAMEOUT(R) -

          o    reduces toxic smoke by encapsulating poisonous hydrocarbons,

          o    reduces heat approximately 70 percent faster than water,

          o    prevents reflash,

          o    is safe to store and handle,

          o    leaves virtually no residue,

          o    is biodegradable,

          o    is environmentally safe,

          o    is nontoxic, but may irritate the eyes, and

          o stores at between 25 degrees and 120 degrees Fahrenheit for prolonged periods.

         In May 2003 the United States Forestry Service approved Flameout for listing on its Quality Products Listing. Commercial companies under contract with the U. S. Forest Service to fight forest fires can now purchase Flameout as their fire extinguishing agent.

         FLAMEOUT(R) is one of three products under evaluation by the U. S. Air Force for certification as an alternative replacement product for AFFF. AFFF is a fire fighting foam that is classified as a biohazard. It is suspected of being a possible cause of cancer, and fire fighters using AFFF wear biohazard suits when using AFFF.

         Our FIREPOWER 911(TM) product also contains Surfactant Blend A - the FLAMEOUT(R) formula. FIREPOWER 911(TM) and FlameOut(R) both suppress and extinguish fires quickly. State fire codes prohibit products from being marketed as fire extinguishers without proper testing, listing, and rating. WE BELIEVE IT IS THE ONLY AEROSOL FIRE SUPPRESSANT IN THE WORLDWIDE MARKETPLACE THAT HAS OBTAINED A FIRE EXTINGUISHER LISTING AND RATING. Having the only such product is believed by us to be significant for our long-term marketing prospects. Its non-Halon certification, with regard to residential fire extinguisher sales, places FIREPOWER 911(TM) into a class of its own.

ASSIGNMENT TO SUMMIT TECHNOLOGIES, LLC OF OUR RIGHTS TO FIREPOWER 911 AND
FLAMEOUT

         We are in the process of assigning our rights to our fire suppressant products to a wholly-owned, limited liability company subsidiary, Summit Technologies, LLC. We will initially own 100 percent of the ownership interests in the LLC. It is our intention to have the LLC offer for sale a 10 percent interest in the LLC for $500,000 to a group of investors whose earlier-expressed interest in our company is limited to our fire suppressant products.

         While this proposed transaction would dilute our company's interest in our fire suppressant products business by ten percent, there would be no dilution in a shareholder's stock ownership in our company, as the funds raised from these investors would be for their purchase of ownership interests in the LLC rather than purchases of common stock in our corporation. And, such funds would be used solely to promote and administer the fire suppression products business.

         We are contemplating also assigning to this LLC our rights to a remediation product we and Dr. Amiran developed to be used on oil spills. Again, we will own 90 percent of the LLC should we sell interests in the LLC equal to 10 percent of the outstanding interests.

INDUSTRIAL CHEMICALS AND CLEANERS

         We distribute industrial chemicals and cleaners under the private label ULTIMATE CLEAN. The products were developed by Dr. Amiran and BioGenesis. BioGenesis concentrates its activities on developing, and then manufacturing for marketing by other companies, industrial-use products that are environmentally safe.

         Due to perceived market demands, through Dr. Amiran we have developed a turbine cleaner for jet engines. The original formula, ULTIMATE CLEAN 668(TM), was developed for Solar Turbines, a company owned by Caterpillar. We are introducing 668(TM) to the aviation industry and the United States Military through our association with American Business Associates (AmBiz).

         We have submitted ULTIMATE CLEAN 668(TM) to an officially licensed testing agency in order to obtain a Quality Products Listing under military specification number MIL-PRF-85704C. This initiative, when completed, will meet Federal Aviation Administration guidelines for usage on commercial aircraft, United States Naval Warfare Center Aircraft Division and United States Department of Defense criteria for usage on U. S. military aircraft with a Quality Products Listing for both Type II and Type III (water-based) cleaners.

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

         We have developed a color line of products complementing the rest of the Pannache line. Our initial product is a cosmetic lipsticks; long-lasting, no smear, semi-permanent lip color. We introduced this product - PRETTY POUT (FORMERLY LUSCIOUS LIPS) - in August 2001. Our website, www.pannache.com, displays the entire Pannache Cosmetics Product Line.

         DISTRIBUTION METHODS

         We market products primarily through the development of strategic alliances, most notably with AmBiz for the aviation industry and the U.S. Military. Our contacts with AmBiz, which can be reviewed at www.americanbusinessassociates.com, provide essential contacts for our initiatives. We have made other alliances for specific industries such as e-commerce, catalogue sales, roofing, plumbing, heating and air conditioning, building materials, and retail mass merchandisers and convenience stores. We are preparing to launch sales efforts through infomercials and through direct television advertising.

         Internationally, we market products through exclusive distribution agreements with revenue sharing clauses. We have entered into distribution agreements that cover the Philippines, the Netherlands (for Europe and the former Eastern Bloc countries), Scandinavia, Australia, New Zealand, Mexico, Argentina, Brazil, Chile, Uruguay, Paraguay, Venezuela, Ecuador, Bolivia, and Canada.

         COMPETITION

         We own the patent and intellectual property rights to Surfactant Blend A - FLAMEOUT(R) and FIREPOWER 911(TM). Surfactant Blend A was the first formula approved under USEPA-SNAP guidelines after the global banning of Halon 1211. Its approval is for both commercial and residential use.

         We have compared our cosmetic product, PRETTY POUT, to similar products manufactured by Revlon, Max Factor, Cover Girl, Avon and BeautiControl touting no smear and extended wear. These products simply do not perform as represented or to the extent of PRETTY POUT. We initiated a direct sales campaign in January 2002 to high school drill teams, both for personal use and as a fund-raising tool. We have secured the endorsement for Pretty Pout from the world famous Kilgore College Rangerettes.

         RAW MATERIALS AND SUPPLIERS

         The raw materials for our products are in abundant supply. Summit Environmental, by virtue of our purchase of the patent and intellectual property rights to Surfactant Blend A, has retained Dr. Amiran and his company, BioGenesis, to formulate and package our products on a cost-plus-10 percent basis.

         DEPENDENCE ON MAJOR CUSTOMERS

         Our markets are not dependent on one or a few major customers.

         PATENTS, TRADEMARKS AND LICENSES

         We own all patents and intellectual property rights associated with the fire suppressant products. However, we are obligated to pay royalties to Moonlighting Distribution Corporation as follows: $0.50 for each 16 ounce can of FIREPOWER 911(TM), $0.50 for each gallon of FLAMEOUT(R), and $0.35 for each one-liter can of FIREPOWER 911. The obligation to pay the above mentioned royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting. Moonlighting views this license to be perpetual; therefore, the royalties are perpetual.

         We have a perpetual license from our affiliated company, Moonlighting, for its STRESSEX(TM), PANNACHE(TM) and TRIM-AWAY(TM) products. The license has no sales quota. We pay Moonlighting a 9 percent royalty on the lowest wholesale price for which we sell the product.

         We have a non-exclusive license to ULTIMATE CLEAN 668 and other industrial chemicals and cleaning products formulated by Dr. Mohsen C. Amiran. We obtain these products at Dr. Amiran's lowest wholesale price less 10 percent to 15 percent.

         GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

         Our fire suppressant products are subject to government regulation in most countries of the world. We have obtained government approvals in all countries and venues where we offer the products for sale.

         Our ULTIMATE CLEAN line has received the appropriate U.S. Government approvals for the industrial chemical and cleaning products.

         The manufacturer of our cosmetic products, Cosmetic Laboratories, Inc., is a 20-year plus member in good standing of the Cosmetic, Toiletry and Fragrance Association (CTFA).

         SEASONALITY

         There is no known seasonal aspect to our business.

         RESEARCH AND DEVELOPMENT

         We deal directly with SMI Laboratories in Miami, Florida for a U.S. military specification number for Ultimate Clean(TM) 668.

         We are developing an approved fire suppression agent, tested to new minimum performance standards established by the FAA, that will be a replacement agent for the fire extinguishers that now contain Halon 1211 and are placed in bathrooms and galleys on board all commercial aircraft. The Halon 1211 fire extinguishers are no longer (as of March 1999) protected for continued use under the classification of Mission Critical..

         We and Dr. Amiran have been jointly working on an advanced formula for FLAMEOUT(R) to be approved as a replacement for AFFF. Military specification tests with the United States Air Force for FlameOut(R) Foam began in April 2002.

         Our non-toxic, biodegradable turbine cleaner, ULTIMATE CLEAN 668(TM), was developed by us for the scheduled periodic cleanings required of jet engines. We are involved in a U. S. Department of Defense and U. S. Navy EPA-directed test on it for non-corrosion and non-toxicity to military specification number MIL-PRF-85704C.

         ENVIRONMENTAL CONTROLS

         We are subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

         NUMBER OF EMPLOYEES

         On January 1, 2004, we employed four persons full time and one person part time.

ITEM     2.       PROPERTIES

         We own no plants or real property. We lease space for our offices and for storing inventory.

         FACILITIES

         We lease 4,500 square feet of space in Longview, Texas for our offices and for inventory storage at $1,700 per month. Additional warehouse space of 1,600 square feet is leased for $400 a month for stored inventory. We believe all space requirements can be met at its present location for at least the next year.

ITEM     3.       LEGAL PROCEEDINGS

         On December 28, 2001, we filed a $46,000 collection lawsuit, Summit Environmental Corporation, Inc. v. Harry Bachelder III, dba Performance Marketing , Inc., Cause Number 2001-2667-B, 124th District Court, Gregg County, Texas for non-performance on a guaranteed note payable and delinquent accounts. We later amended the petition to include a cause for an alleged unlawful removal of 21 pallets of FirePower 911(TM) from a bonded warehouse. We took a default judgement for approximately $186,000, which default judgment was awarded on November 8, 2002.

         In April 2002 we filed a $53,000 lawsuit, Cause Number 2002-93-B in the 124th District Court, Gregg County, Texas, against a former staff employee and her spouse for credit card fraud and misappropriation of funds in the 124th District Court in Longview, Gregg County, Texas. We were awarded $233,800 in damages and attorney's fees but have been unable to collect any of the judgment amount.

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM  5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Summit Environmental's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid prices, as reported by the OTC Bulletin Board, are as follows for 2002 and 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High             Low
                                    ----             ----
         2002:
                  1st Qtr.          0.90             0.20
                  2nd Qtr.          0.75             0.26
                  3rd Qtr.          0.35             0.18
                  4th Qtr.          0.30             0.20

         2003:
                  1st Qtr.          0.27             0.20
                  2nd Qtr.          0.35             0.18
                  3rd Qtr.          0.26             0.16
                  4th Qtr.          0.25             0.14


         Holders. Based on information provided by our transfer agent, we had 660 shareholders of record of our common stock on March 22, 2004.

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

         During 2003 we issued 210,000 shares of our common stock to officers of the company at the following prices per share for services rendered: 15,000 shares at $0.33 per share, 15,000 shares at $0.18 per share, 15,000 shares at $0.28 per share, 15,000 shares at $0.24 per share, 90,000 shares at $0.22 per share, and 60,000 shares at $0.22 per share. We issued 360,000 shares of our common stock at $0.32 per share and 180,000 purchase warrants exercisable at $1.00 per share to purchase the worldwide exclusive marketing rights to the

BioRemediation Technology and 6,000 shares of our common stock at $0.33 per share and 40,000 shares at $.30 per share for legal services. During 2003, we issued 290,000 shares of our common stock for cash at $0.25 per share. We sold 1,079,000 shares of common stock for cash at $0.20 per share with stock purchase warrants of one warrant per share purchased. We also issued 432,000 shares at $0.25 per share to persons that exercised stock purchase warrants they had acquired in previous stock purchases. These purchases were all accredited investors, and the offerings were exempt from registration pursuant to Regulation D, Rule 506 of the Commission.

ITEM     6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

         The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2003 and 2002:

         Year ended December 31              2003                 2002
                                            ------             ---------
         Sales                              100.0%                100.0%
         Cost of Sales                       (248)                 50.1
                                            -----              --------
         Gross Margin                        (148)                 49.9
                                            -----              --------
         Operating Expenses                  (510)             (1,094.3)
         Other Income and Expenses, Net       2.3                   3.3

         Net income (loss)                   (656)%              (1,041)%

         SALES

         Sales of $180,687 for 2003 increased by $53,080 or 42% from the prior year's sales of $127,607. Management devoted considerable attention during 2003 to certification and test marketing:

         GROSS MARGIN

         Because of a provision for inventory losses of $364,485, what would have been a gross margin of $96,306, or 53% of sales, was, instead, a total cost of sales of $448,866, which was 248% of sales. In 2002 we had a gross margin of $63,633, or 49.9 percent of sales.

         OPERATING EXPENSES

         Operating expenses of $921,988 for 2003 decreased by $474,406, or 34 percent, from $1,396,394 in 2002. Advertising expenses decreased in 2003 by $281,340 over 2002. Professional fees decreased in 2003 by $6,201 over 2002. Expenses related to trade shows decreased to $4,399 in 2003 from $26,711 in 2002. Repair and maintenance expense decreased by $587 from 2002 to 2003. Office salaries increased from $74,134 in 2002 to $94,352 in 2003 and officer compensation increased by $16,984 from $188,416 in 2002 to $205,400 in 2003. Consulting fees decreased in 2003 by $35,350 over 2002.

         NET LOSS

         We had a net loss of $1,185,992 during 2003, as compared to a net loss of $1,328,512 during 2002. The years 2003 and 2002 were years of product and marketing organization, as reflected in the acquisition of all rights related to our fire suppressant products and in the efforts exerted to introduce the fire suppressant products to major purchasers and distributors of these products. Significant efforts in marketing and product research were introduced with regards to the company's cosmetic division. Progress in reducing overall operating expenses was accomplished in 2003. These efforts, while properly accounted for as expenses, represent major investments by the company in the future marketing of its fire suppressant and cosmetic products.

         LIQUIDITY AND CAPITAL RESOURCES

         We had negative cash flow from operations of $514,786 in 2003 and negative cash flow from operations of $535,456 in 2002. Major contributors to the 2003 negative cash flow from operations were the $1,185,992 net loss from operations, $168,093 in amortization of patents, and $364,485 in provision for inventory losses. Major contributors to the 2002 negative cash flow from operations were the $1,328,512 net loss from operations and $162,335 in amortization, $137,095 in bad debt expense, and $339,150 in stock issued for services.

         We had negative cash flow from investing activities of $2,722 in 2003 and negative flow from investing activities of $37,088 in 2002. The major components of both years' cash flow from investing activities were acquisitions of property and equipment in 2003 and acquisition of patents in 2002.

         We were able to stay liquid from the sale of $396,300 of our common stock and loan proceeds of $39,500 during 2003, and only from the sale of $574,500 of our common stock during 2002. At year-end 2003, we had $114,054 cash on hand. At year-end 2002, we had $195,762 cash on hand.

         We have received indications from several prospective buyers of fire suppressant, industrial cleaning products and cosmetic products that a considerable market for these products will develop during 2004. See "Outlook" below.

OVERVIEW

         During 2003, several of our markets for FlameOut(R) began to develop. Key to this process was the listing of FlameOut(R) on the QPL 5100-307 on May 5, 2003 by the United States Forestry Service for application in the fighting of wildfires after 32 months of testing. The listing for FlameOut(R) gives the firefighting industry a product with the capabilities to fight all types of fires using FlameOut(R) more efficiently and economically than with any other product while accomplishing these tasks in a totally environmentally risk-free environment.

         During 2003, FlameOut(R) was used in forest and wildland fires in Canada and the United States. In addition to fighting fires, FlameOut(R) was successfully used on residential housing and restored historical sites for the purpose of protecting the structures and keeping them from burning. The Canadian initiatives are led by Just-In Case Fire, Ltd. of Calgary, Alberta, with whom we have a distribution agreement.

         Just-In Case manufactures the Fire Caddy(TM), a portable mobile fire extinguishing system built on the concept of a physical appearance of a two-wheeled freight dolly. We executed a bi-lateral exclusive marketing agreement with Just-In Case in 2002. The agreement sets out that Just-In Case manufactures their system exclusively with FlameOut(R) while Summit agrees not to sell FlameOut(R) to mobile systems like the Fire Caddy(TM). Just-In Case compensates us for their exclusive arrangement with royalties on each Fire Caddy(TM) unit.

         In August 2003, we executed a master distribution agreement with Western Fire Inc. of Casa Grande, Arizona. for the purpose of marketing FlameOut(R) to the various state and federal forestry services. Western has its own fleet of specialty equipment trucks that get called into action by the various incident commanders in the event of wildfire. In September 2003, Western introduced Summit to its customer, Evergreen International Aviation. We were invited to participate in a new project, a field testing program to determine if FlameOut(R) would be compatible in a new delivery system utilizing a converted Boeing 747 aircraft. It is. This aircraft utilizes a large compressed air foam system carrying 24,000 gallons of FlameOut(R) within its payload. The Evergreen Super Tanker is capable of dispensing a single foam blanket 100 feet wide for 25,000 feet or segmented drops if needed. FlameOut(R) is the only non-toxic product approved by the United States Forestry Service.

         Our first chemical blending facility agreement was negotiated in November 2003 with BioCoP International B.V. in the Netherlands.

         In the last quarter of 2002, we began marketing FlameOut(R) to the logging industry. This venue was initiated when we were contacted by Bituminous Insurance Company, the oldest and largest underwriter of fire insurance coverage for equipment used in the logging industry. With insured equipment ranging from $275,000 to $650,000, Bituminous took the position that a product like FlameOut(R) would have to be present in extinguishers on insured equipment, or face a non-renewal status. For new equipment, the same requirement would be required for binding of coverage. We expanded the sale of FlameOut(R) to these customers from five gallon containers of FlameOut(R) concentrate to include 2 1/2 gallon and 6 liter extinguishers and brackets to mount the extinguishers. We began to package topper bottles (pre-measured bottles of FlameOut(R)) to be used to complete the fill of extinguishers out on the logging line. During 2003, we added endorsements from Santee Insurance Company and Lloyd's of London for marketing FlameOut(R) to their insureds. These companies now discount premiums from 15% to 25% when FlameOut(R) is installed on their insured equipment. We provide marketing materials to the senior underwriters of the insurance companies. They hold regional marketing meetings and disburse the materials to their field agents. The marketing directly of our products to a logging customer is handled mostly through the logger's insurance agent or local equipment suppliers we have set up as dealers.

         Due to very stiff regulatory guidelines with regards to portable fire extinguishers, the approval of our aerosol can fire extinguisher prompted our competitors to create a myriad of road blocks, attempting to prevent us from completing in some of our target venues. One of our initial venues was to market FirePower (TM) on QVC. In order to complete this targeted goal, we accomplished the following:

          o Completed the NFPA 10 certification tests for both chemical contents (ANSI/UL 711) and the container (ANSI/UL 8).

          o Obtained a validated listing number from Applied Research Laboratories for listing FirePower(TM) as a legally tested, certified, and insured product.

          o    Completed Quality Assurance at QVC.

          o    Secured programming approval at QVC.

          o Obtained certification confirmation from United Parcel Service on the shipping classification for FirePower(TM) as "aerosol non-flammable". This allows FirePower(TM) to be shipped as any other product and not as hazardous material

          o Secured the confirmation letter from the United States Department of Transportation confirming FirePower(TM) for shipping as ORM-D. This confirmation eliminates additional shipping issues created about aerosols in the aftermath of September 11, 2001.

          o Obtained the right for George Foreman to be the national spokesperson for FirePower(TM) when retail "roll-out" of the product would become viable after initial branding on QVC.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         In February 2004 we executed an Advisory Services Agreement with American Business Associates (AmBiz). AmBiz will assist us with introductions into military, homeland security and emergency management venues, with retailing some of our products and with development and financing for future special projects. More about AmBiz can be found at www.americanbusinessassociates.com.

         Our FlameOut(R) was used in some of the fighting of wild fires in California, Arizona, and Canada during 2003. We anticipate much more activity in 2004, as our approval by the U.S. Forestry Service occurred in May 2003 after most of the fire suppressants had been bought for the 2003 fire fighting season. In the fourth quarter of 2003, President Bush signed the Healthy Forest Initiative. We immediately met with our US Congressman for the purpose of presenting FlameOut(R) as the answer to the problems which have occurred from "pre burns". It is a given that one will get out of control. It is just not known where. Our lobbying efforts focus on the non-toxic and biodegradable benefits of FlameOut(R), as a politically popular answer for the solution of these issues when they occur.

         Western Fire, our distributor in Casa Grande, Arizona, has been holding training classes for wildland fire fighting crews in Arizona, New Mexico, Colorado, California and Nevada for the purpose of teaching fire fighting crews how to use FlameOut(R) in the fighting of wildfires. New compressed air foam systems are now being introduced as fire fighting equipment. These systems display properties of FlameOut(R) that were unknown until FlameOut(R) was introduced through these types of systems. Western is the licensed procurement office for several large municipal fire departments, even as far away from Arizona as the District of Columbia. Western Fire's projections to us are to move between 60,000 and 80,000 gallons of FlameOut(R) during 2004.

         Just-In Case Fire introduced its Hose Caddy(TM) during the fourth quarter of 2003. This devise connects to the end of a garden hose. It is similar to a garden fertilizer/insecticide sprayer. The unit comes filled with 32 ounces of FlameOut(R). Major retail marketing began in Canada at a spring garden show held in January and February 2004.

         In January 2004, Just-In Case Fire introduced its FireCaddy DC(TM). This is a portable fire extinguishing system in a tool box. Just-In Case has confirmation letters for the purchase of 4,500 DC Caddy units. One confirmation letter is for 2000 DC units from State Farm Insurance. The addition of the Hose Caddy(TM) and the DC Caddy(TM) to Just-In Case Fire's line of products now provides three fire extinguishing systems exclusively containing FlameOut(R). Each of these units provides a royalty payable to Summit on each unit manufactured when sold.

         Just-In Case estimates that it can sell 100,000 Caddy units during 2004 and 2005. This would provide sales of 250,000 to 500,000 gallons of FlameOut(R) depending on the breakdown of each of the Fire Caddy Products.

         During the period March 3-5, 2004 our involvement with Evergreen Aviation, through our distributor Western Fire, was introduced to the fire fighting community at the NFPA Wildland Wildfire Conference in Reno, Nevada. Evergreen has equipped a SuperTanker (a converted 747) with a large, compressed air, foam system. This system can disperse 24,000 gallons of FlameOut(R) mixed with water along a path of foam 100 feet wide for 25,000 feet in a continuous drop - or in segmented drops, if necessary. The largest aerial application currently in use in the industry is capable of one continuous drop for only 2,080 feet.

         The Evergreen Aviation SuperTanker will also be used to disperse remediation products on oil spills. We own the exclusive marketing rights to a remediation technology obtained from Dr. Mohsen Amiran in 2003. While all of our successful testing has been centered on FlameOut(R) in the SuperTanker CAF system, our remediation product is planned for usage on oil spills.

         We project logging-related sales in excess of $150,000 for 2004. In 2003 we established logging-related dealers in Texas, Louisiana, Mississippi, Alabama, Georgia, South Carolina, North Carolina, Virginia, West Virginia, Wisconsin and Minnesota. During the first week of May, we will present FlameOut(R) and the Fire Caddy(TM) system to the Forest Resource Association at a joint outdoor logging show to be held on the property of International Paper Company in Arkansas. Specially established control burns using FlameOut(R) and Fire Caddy(TM) systems have been approved in order to enhance our presentations.

         During March 2004, FirePower will be included in programming for the first time on QVC. We will perform live, on-air demonstrations of FirePower(TM)'s amazing capabilities. FirePower(TM) is approved for programming as "Today's Special Value". This type of promotion involves conducting 8 to 10 appearances in a 24 hour period.

         FirePower(TM) has been preliminarily approved for inclusion in the WW Grainger "red catalog" for 2005 that goes to press in May 2004. We anticipate the first order for product late in the third quarter or early in the fourth quarter 2004.

         Cosmetics

         We have two products at QVC under review for quality assurance - "Beach in the Bag," featuring our Pannache Sunless Tanner, and the "Pampering Pail," featuring sugar scrubs and exfoliators for the feet and elbows. We will soon be submitting a new product package to QVC each month.

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

ITEM 7.    FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants                   19
         Balance Sheet December 31, 2003                                      20
         Statements of Operations Year Ended December 31, 2003 and 2002
                  and Period from August 14, 1997 to December 31, 2003        21
         Statements of Changes in Stockholders' Equity for the period from
                  August 14, 1997 to December 31, 2003                        22
         Statements of Cash Flows Year Ended December 31, 2003 and 2002
                  and Period from August 14, 1997 to December 31, 2003        23
         Notes to Financial Statements                                        24

Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Summit Environmental Corporation, Inc.
Longview, Texas


We have audited the accompanying balance sheet of Summit Environmental Corporation, Inc. (A Development Stage Company) as of December 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003 and the period from August 14, 1997 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Summit Environmental Corporation, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 and the period from August 14, 1997 (Date of Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Lane Gorman Trubitt, L.L.P.


Dallas, Texas
February 20, 2004

                     Summit Environmental Corporation, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                             $ 114,054
Accounts receivable, less allowance of  $166,321                                         29,444
Note receivable - related party, less allowance of  $20,496                                  --
Inventories                                                                             209,694
Prepaid expenses                                                                         79,916
                                                                                        -------
Total current assets                                                                    433,108
                                                                                       --------

PROPERTY AND EQUIPMENT - AT COST

Office furniture and equipment                                                           58,235
Leasehold improvements                                                                   13,760
Accumulated depreciation and amortization                                               (41,868)
                                                                                        --------
Net property and equipment                                                               30,127
                                                                                        -------

OTHER ASSETS

Prepaid royalties                                                                       511,859
Deposits                                                                                  2,180
Patent and licenses, net of acumulated amortization of  $841,227                      1,708,973
                                                                                     ----------
Total other assets                                                                    2,223,012
                                                                                     ----------
Total assets                                                                       $  2,686,247
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                                                                      $     39,500
Accounts payable                                                                         71,730
Accrued liabilities                                                                      32,588
                                                                                        -------
Total current liabilities                                                               143,818
                                                                                       --------

COMMITMENTS AND CONTINGENCIES                                                                --

STOCKHOLDERS' EQUITY

Preferred stock, par value $.001; 10,000,000 shares authorized; no shares issued             --
Common stock, par value $.001; 40,000,000 shares authorized;
16,899,194 shares issued and outstanding                                                 16,900
Subscription to capital                                                                 300,800
Additional paid-in capital                                                            8,329,609
Deficit accumulated in development stage                                             (6,079,880)
                                                                                     -----------
                                                                                      2,567,429
Less 10,000 shares of common stock in treasury - at cost                                (25,000)
                                                                                        --------
Total stockholders' equity                                                            2,542,429
                                                                                     ----------
Total liabilities and stockholders' equity                                         $  2,686,247
                                                                                   ============


The accompanying notes are an integral part of these financial statements.

                     Summit Environmental Corporation, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                   Period from
                                                             Years Ended December 31,             August 14, 1997
                                                         ---------------------------------    (date of inception) to
                                                             2003                 2002           December 31, 2003
                                                         ------------         ------------    -----------------------
SALES                                                    $    180,687         $    127,607         $    887,255

COST OF SALES
Cost of sales                                                  84,381               63,974              350,091
Provision for inventory losses                                364,485                   --              364,485
                                                         ------------         ------------         ------------
Total cost of sales                                           448,866               63,974              714,576
                                                         ------------         ------------         ------------


Gross profit (loss)                                          (268,179)              63,633              172,679
                                                         ------------         ------------         ------------

OPERATING EXPENSES
Selling, general, and administrative expenses                 744,029            1,222,839            5,291,050
Amortization                                                  168,093              162,335              850,924
Depreciation                                                    9,866               11,220               66,837
                                                         ------------         ------------         ------------
Total operating expenses                                      921,988            1,396,394            6,208,811
                                                         ------------         ------------         ------------

Net loss from operations                                   (1,190,167)          (1,332,761)          (6,036,132)

OTHER INCOME (EXPENSE)
Interest income                                                 1,333                2,493               61,713
Interest expense                                                   --               (2,923)             (16,401)
Loss on sale of assets                                             --                   --               (2,753)
Miscellaneous                                                   2,842                4,679              (33,287)
                                                         ------------         ------------         ------------
                                                                4,175                4,249               75,846
                                                         ------------         ------------         ------------

Net loss before income tax                                 (1,185,992)          (1,328,512)          (5,960,286)

INCOME TAXES                                                       --                   --                   --

Net loss before cumulative effect of the
   change in accounting principle                          (1,185,992)          (1,328,512)          (5,960,286)

Cumulative effect on prior years of change in
   accounting principle, net of tax                                --                   --             (119,594)
                                                         ------------         ------------         ------------

NET LOSS                                                 $ (1,185,992)        $ (1,328,512)        $ (6,079,880)
                                                         ============         ============         ============

NET LOSS PER SHARE before cumulative
   effect of the change in accounting principle          $      (0.07)        $      (0.09)        $      (0.55)

Cumulative effect on prior years of the change in
   accounting principle                                            --                   --                (0.01)
                                                         ------------         ------------         ------------

NET LOSS PER SHARE                                       $      (0.07)        $      (0.09)        $      (0.56)
                                                         ============         ============         ============

WEIGHTED AVERAGE SHARES                                    16,375,542           14,037,379           10,800,157
                                                         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Period From
            August 14, 1997 (Date of Inception) to December 31, 2003




                                                                    Common Stock
                                                           ---------------------------        Additional        Subscription
                                                              Shares            Amount      Paid-in Capital      to Capital
                                                           -----------         -------        -----------         ---------
Balances, August 14, 1997 (Date of Inception)                       --         $    --        $        --         $      --

Issued for cash ($.46 per share)                               100,000           1,000             45,000                --
Net earnings                                                        --              --                 --                --
                                                           -----------         -------        -----------         ---------

Balances, December 31, 1997                                    100,000           1,000             45,000                --

Adjustment for 33.6-for-1 stock split                        3,260,000           2,360             (2,360)               --
Sale of 500,000 shares ($.20 per share)                        500,000             500             99,500                --
Sale of 1,000,000 shares ($.29 per share)                    1,000,000           1,000            289,000                --
Summit Environmental Corporation, Inc.                              --              --
  merger 750,000 shares (.001 per share)                       750,000             750               (750)               --
Sale of 250,000 shares ($.60 per share)                        250,000             250            149,750                --
Sale of 384,840 shares ($2.50 per share)                       384,840             385            961,715                --
122,000 shares issued for services ($.14 per share)            122,000             122             17,372                --
750,000 shares issued for patent ($2.50 per share)             750,000             750          1,874,250                --
Sale of 289,854 shares ($2.49 per share)                       289,854             289            721,346                --
Net loss                                                            --              --                 --                --
                                                           -----------         -------        -----------         ---------

Balances, December 31, 1998                                  7,406,694           7,406          4,154,823                --

Sale of 123,000 shares ($2.50 per share)                       123,000             123            307,377                --
Sale of 1,704,000 shares ($.50 per share)                    1,704,000           1,704            850,296                --
Re-purchase of 10,000 shares ($2.50 per share)                      --              --                 --                --
Conversion of long-term debt to 260,000
  shares ($0.50 per share)                                     260,000             260            129,740                --
Correction of shares outstanding                                (1,200)             --                 --                --
Issuance of 875,000 shares ($.40 per share) as
   satisfaction for related party note payable                 875,000             875            349,125                --
Net loss                                                            --              --                 --                --
                                                           -----------         -------        -----------         ---------

Balances, December 31, 1999                                 10,367,494          10,368          5,791,361                --

Sale of 1,533,000 shares ($.50 per share)                    1,533,000           1,533            764,967                --
Issuance of 140,000 shares upon exercise
of stock optionss ($.40 per share)                             140,000             140             55,860                --
62,500 shares issued for services ($.80 per share)              62,500              63             49,937                --
Net loss                                                            --              --                 --                --
                                                           -----------         -------        -----------         ---------

Balances, December 31, 2000                                 12,102,994          12,104          6,662,125                --

Sale of 320,000 shares ($.50 per share)                        320,000             320            159,680                --
Issuance of 930,000 shares upon exercise
of stock options ($.35 per share)                              930,000             930            324,570                --
Net loss                                                            --              --                 --                --
                                                           -----------         -------        -----------         ---------

Balances, December 31, 2001                                 13,352,994          13,354          7,146,375                --

Sale of 560,000 shares ($.50 per share)                        560,000             560            279,440                --
Sale of 938,000 shares ($.25 per share)                        938,000             938            233,562                --
400,000 shares issued for services ($.60 per share)            400,000             400            239,600                --
366,200 shares issued for services ($.25 per share)            366,200             366             91,184                --
40,000 shares issued for services ($.19 per share)              40,000              40              7,560                --
Money received for a 2003 stock purchase                            --              --                 --            60,000
Net loss                                                            --              --                 --                --
                                                           -----------         -------        -----------         ---------
Balances, December 31, 2002                                 15,657,194          15,658          7,997,721            60,000

Sale of 530,000 shares ($.25 per share)                        530,000             530            131,970           (60,000)
Issuance of 92,000 shares upon exercise
of warrants ($.25 per share)                                    92,000              92             22,908            23,000
15,000 shares issued for services ($.18 per share)              15,000              15              2,685                --
150,000 shares issued for services ($.22 per share)            150,000             150             32,850                --
15,000 shares issued for services ($.24 per share)              15,000              15              3,585                --
15,000 shares issued for services ($.25 per share)              15,000              15              3,735                --
15,000 shares issued for services ($.28 per share)              15,000              15              4,185                --
44,000 shares issued for services ($.30 per share)              44,000              44             13,156                --
360,000 shares issued for licenses ($.32 per share)            360,000             360            114,840                --
6,000 shares issued for services ($.33 per share)                6,000               6              1,974                --
Money received for a 2004 stock purchase                            --              --                 --           300,800
Net loss                                                            --              --                 --                --
                                                           -----------         -------        -----------         ---------

Balances, December 31, 2003                                 16,899,194         $16,900        $ 8,329,609         $ 300,800
                                                           ===========         =======        ===========         =========

                                                             Deficit
                                                           Accumulated
                                                               in
                                                           Development         Treasury
                                                              Stage              Stock              Total
                                                           -----------         --------         -----------
Balances, August 14, 1997 (Date of Inception)              $        --         $     --         $        --

Issued for cash ($.46 per share)                                    --               --              46,000
Net earnings                                                    40,762               --              40,762
                                                           -----------         --------         -----------

Balances, December 31, 1997                                     40,762               --              86,762

Adjustment for 33.6-for-1 stock split                               --               --                  --
Sale of 500,000 shares ($.20 per share)                             --               --             100,000
Sale of 1,000,000 shares ($.29 per share)                           --               --             290,000
Summit Environmental Corporation, Inc.
  merger 750,000 shares (.001 per share)                            --               --                  --
Sale of 250,000 shares ($.60 per share)                             --               --             150,000
Sale of 384,840 shares ($2.50 per share)                            --               --             962,100
122,000 shares issued for services ($.14 per share)                 --               --              17,494
750,000 shares issued for patent ($2.50 per share)                  --               --           1,875,000
Sale of 289,854 shares ($2.49 per share)                            --               --             721,635
Net loss                                                      (646,678)              --            (646,678)
                                                           -----------         --------         -----------

Balances, December 31, 1998                                   (605,916)              --           3,556,313

Sale of 123,000 shares ($2.50 per share)                            --               --             307,500
Sale of 1,704,000 shares ($.50 per share)                           --               --             852,000
Re-purchase of 10,000 shares ($2.50 per share)                      --          (25,000)            (25,000)
Conversion of long-term debt to 260,000
  shares ($0.50 per share)                                          --               --             130,000
Correction of shares outstanding                                    --               --                  --
Issuance of 875,000 shares ($.40 per share) as
   satisfaction for related party note payable                      --               --             350,000
Net loss                                                      (991,274)              --            (991,274)
                                                           -----------         --------         -----------

Balances, December 31, 1999                                 (1,597,190)         (25,000)          4,179,539

Sale of 1,533,000 shares ($.50 per share)                           --               --             766,500
Issuance of 140,000 shares upon exercise
of stock optionss ($.40 per share)                                  --               --              56,000
62,500 shares issued for services ($.80 per share)                  --               --              50,000
Net loss                                                    (1,175,650)              --          (1,175,650)
                                                           -----------         --------         -----------

Balances, December 31, 2000                                 (2,772,840)         (25,000)          3,876,389

Sale of 320,000 shares ($.50 per share)                             --               --             160,000
Issuance of 930,000 shares upon exercise
of stock options ($.35 per share)                                   --               --             325,500
Net loss                                                      (792,536)              --            (792,536)
                                                           -----------         --------         -----------

Balances, December 31, 2001                                 (3,565,376)         (25,000)          3,569,353

Sale of 560,000 shares ($.50 per share)                             --               --             280,000
Sale of 938,000 shares ($.25 per share)                             --               --             234,500
400,000 shares issued for services ($.60 per share)                 --               --             240,000
366,200 shares issued for services ($.25 per share)                 --               --              91,550
40,000 shares issued for services ($.19 per share)                  --               --               7,600
Money received for a 2003 stock purchase                            --               --              60,000
Net loss                                                    (1,328,512)              --          (1,328,512)
                                                           -----------         --------         -----------
Balances, December 31, 2002                                 (4,893,888)         (25,000)          3,154,491

Sale of 530,000 shares ($.25 per share)                             --               --              72,500
Issuance of 92,000 shares upon exercise
of warrants ($.25 per share)
15,000 shares issued for services ($.18 per share)                  --               --               2,700
150,000 shares issued for services ($.22 per share)                 --               --              33,000
15,000 shares issued for services ($.24 per share)                  --               --               3,600
15,000 shares issued for services ($.25 per share)                  --               --               3,750
15,000 shares issued for services ($.28 per share)                  --               --               4,200
44,000 shares issued for services ($.30 per share)                  --               --              13,200
360,000 shares issued for licenses ($.32 per share)                 --               --             115,200
6,000 shares issued for services ($.33 per share)                   --               --               1,980
Money received for a 2004 stock purchase                            --               --             300,800
Net loss                                                    (1,185,992)              --          (1,185,992)
                                                           -----------         --------         -----------

Balances, December 31, 2003                                $(6,079,880)        $(25,000)        $ 2,542,429
                                                           ===========         ========         ===========

The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                  Period from
                                                                 Years Ended December 31,        August 14, 1997
                                                            -------------------------------    (date of inception) to
                                                               2003                2002          December 31, 2003
                                                            -----------         -----------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(1,185,992)        $(1,328,512)        $(6,079,880)
  Adjustments to reconcile net loss to cash
used in operating activities
Amortization                                                    168,093             162,335             850,924
Bad debt expense                                                 15,248             137,095             200,778
Provision for inventory losses                                  364,485                  --             364,485
Cumulative effect of change in accounting principle                  --                  --             119,594
Depreciation                                                      9,866              11,220              66,837
Loss on sale of assets                                               --                  --               2,753
Rescission of Lady Burd asset purchase agreement                     --              50,000              50,000
Common stock issued for services                                 62,430             339,150             469,074
Change in operating assets and liabilities:
Accounts receivable                                             (15,579)             (8,252)           (245,957)
Inventories                                                      24,314              76,706            (668,624)
Prepaid expenses and deposits                                    23,744              (6,016)           (499,510)
Accounts payable                                                 17,573              20,168              71,730
Accrued liabilities                                               1,032              10,650              32,588
                                                            -----------         -----------         -----------
Net cash used in operating activities                          (514,786)           (535,456)         (5,265,208)
                                                            -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                            (2,722)            (12,088)            (86,721)
Proceeds from sale of equipment                                      --                  --              47,440
Organization costs                                                   --                  --            (129,291)
Acquisition of patent                                                --             (25,000)            (50,000)
Acquisition of licenses                                              --                  --             (60,000)
                                                            -----------         -----------         -----------
Net cash used in investing activities                            (2,722)            (37,088)           (278,572)
                                                            -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds                                                    39,500                  --              46,054
Loan principal repayments                                            --                  --             (66,990)
Loan principal repayments - related party                            --                  --            (134,265)
Proceeds from sale of stock and exercise of warrants            396,300             574,500           5,813,035
                                                            -----------         -----------         -----------
Net cash provided by financing activities                       435,800             574,500           5,657,834
                                                            -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                 (81,708)              1,956             114,054

Cash - Beginning of period                                      195,762             193,806                  --
                                                            -----------         -----------         -----------

Cash - End of period                                        $   114,054         $   195,762         $   114,054
                                                            ===========         ===========         ===========

SUPPLEMENTAL INFORMATION
Cash paid for interest                                      $        --         $     2,923         $    16,401
Cash paid for income taxes                                           --                  --               7,252
Issuance of common stock for patent                                  --                  --           1,875,000
Issuance of common stock for licenses                           115,200                  --             115,200
Issuance of note payable for patent                                  --                  --             500,000
Issuance of notes payable to purchase equipment                      --                  --             102,561
Conversion of notes payable to common stock                          --                  --             350,000
Conversion of long-term debt to common stock                         --                  --             130,000
Conversion of accounts receivable to note receivable                 --                  --              36,231


The accompanying notes are an integral part of these financial statements.

                     Summit Environmental Corporation, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical of write-offs, level of past due accounts and relationships with and economic status of the customers.

Inventories

Inventories, which consists of raw materials and products held for resale, is recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2003, fire suppression inventory was $187,189 and Pannache inventory was $22,505.

                     Summit Environmental Corporation, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Patents and licenses are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patent and licenses.

Income Taxes

The Company provides for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

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

The estimated service lives used in determining depreciation and amortization are:

              Description                            Estimated Service Life

              Office furniture and equipment               5 - 7 years
              Leasehold improvements                         4 years

Advertising and Marketing

Advertising and marketing costs are expensed as incurred, which totaled $24,883 and $306,223 for 2003 and 2002, respectively.

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

                     Summit Environmental Corporation, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

      SIGNIFICANT ACCOUNTING POLICIES (continued)


      Financial Instruments

      The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts approximate fair value because of the short-term nature of these items.


      Lady Burd(R)

      During 2002, the Company issued 500,000 shares of stock at $0.45 per share with the intention to purchase the rights to patents from Lady Burd(R). Also included in this exchange were a non-refundable deposit of $25,000 in late 2001 and a payment of $25,000 in early 2002. As part of this transaction, the Company recorded a prepaid royalty asset of $200,000, a patent of $550,000 and an initial liability of $525,000 due to Lady Burd(R) ($50,000 was paid through December 31, 2002).

      Late in 2002, the Company was made aware that Lady Burd(R) did not have the patents on the products that it represented to the Company. Also at this time, Lady Burd(R) notified the Company that they did not have an agreement with the Company and they have no obligation to complete this transaction.

      As a result, as of December 31, 2002, the Company has relieved the prepaid royalty asset of $200,000, the patent of $550,000, the remaining obligation to Lady Burd(R) of $475,000 and has canceled the 500,000 shares of stock issued to Lady Burd(R).

      As of December 31, 2003 lawsuits between Lady Burd(R) and the Company and between the Company and Lady Burd(R) are in process and the outcome is still not determinable.

      New Accounting Standards

      Recent Accounting Pronouncements - During 2003, the Financial Accounting Standards Board (FASB) released Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The FASB also revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of Statements No. 87, 88, and 103". The Company believes that the impact of these new standards will not have a material effect on the Company's financial position, results of operations or disclosures.


1.    INVENTORY

      Inventory is made up of the following as of December 31, 2003:


Finished goods                           $           48,102
Raw materials                                       161,592
                                         ------------------

                                         $          209,694
                                         ==================

2.    PATENT

      On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $500,000 and 875,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc. The estimated aggregate amortization expense of intangible assets for each of the five succeeding years is $170,013 per year.

3.    LICENSES

      Licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,200 from related parties. The Company is the manufacturer/supplier of the products.


4.    ACCRUED EXPENSES

      Accrued expenses are made up of the following as of December 31, 2003:


      Commissions                         $           14,664
      Salaries                                         9,942
      Other                                            7,982
                                          ------------------
                                          $           32,588
                                          ==================

5. NOTES PAYABLE

      Notes payable consists of the following as of December 31, 2003:

      Note payable to a bank, due on demand, or if no demand is made on May 14, 2004 including interest at 7.00%, secured by substantially all assets of
      the Company and personally guaranteed by a stockholder.    $       39,500
                                                                 ==============


6.    INCOME TAXES

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

      The deferred tax assets include the following components:

      Deferred tax assets:
         Current                                   $           56,549
         Noncurrent                                         2,020,440
      Valuation allowance                                  (2,073,375)
                                                   ------------------
        Deferred tax assets, net                                3,614
                                                   ------------------

      Deferred tax liabilities:
         Current                                                    -
         Noncurrent                                             3,614
                                                   ------------------
                                                                3,614
                                                   $                -
                                                   ==================

      The valuation allowance was established to reduce the deferred tax asset for the amounts that more likely than not will not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforwards. The valuation allowance increased $402,355 and $450,646 in 2003 and 2002, respectively. The Company has a net operating loss carryforwards of approximately $5,936,000 of which $605,000 expires in 2018, $882,000 expires in 2019,  $1,200,000  expires in 2020,  $819,000  expires in 2021,
      $1,240,000 expires in 2022 and $1,190,000 expires in 2023.

                     Summit Environmental Corporation, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


7.    COMMITMENTS AND CONTINGENCIES

      Leases

      The Company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2003. Rent expense for all operating leases was approximately $67,283 and $55,862 for 2003 and 2002, respectively, which includes related party rent expense of $2,217 and $0, respectively.

      At  December  31,  2003,   approximate   rental   commitments   under  all
      noncancellable leases having terms in excess of one year are as follows:


       Year Ending December 31,                          Related Party                Total
       ------------------------                     ------------------  -------------------
              2004                                  $            8,868  $            35,761
              2005                                               8,868               18,168
              2006                                               6,651                8,943
              2007                                                   -                    -
              2008                                                   -                    -
                                                    ------------------  -------------------
                  Total minimum lease payments      $           24,387  $            62,872
                                                    ==================  ===================

      The Company's office lease requires the Company to maintain $250,000 in general liability insurance among other requirements or the landlord has the option to (a) terminate the Company's right to occupy the leased premises by providing the Company with at least 3 days written notice; and
      (b) accelerate all rents which are payable during the remainder of this lease or any renewal period without notice or demand. As of December 31, 2003, the Company does not maintain general liability insurance. Management is in the process of obtaining general liability insurance to satisfy this requirement. The Company's landlord has provided a written notice indicating that they will not terminate the Company's right to occupy the leased premises and will not accelerate all rents payable during the remainder of the lease without notice or demand provided that the Company will provide a copy of the new insurance certificate once coverage is obtained.

      Gain Contingency

      In November, 2002, the Company won a default judgment against Proformance Marketing, LLC (Proformance), a related party, for $204,189. This settlement was a result of the loss of the Company's inventory that was in the possession of Proformance as well as for the collection of two delinquent receivables from Proformance. This inventory was expensed by the Company in 2002 and the corresponding receivables due from Proformance have been allowed for as of December 31, 2003 and 2002. This default judgment balance due of $204,189 is not reflected in the Company's balance sheet as there is doubt as to the collectibility of this balance. As a result, any funds received from Proformance will be recorded as income, net of collection costs, as received.

      Litigation

      The Company is involved in various claims and legal actions arising in the ordinary course of business. These lawsuits are in various stages and a determination as to the outcome of these lawsuits and their effect on the financial statements is not determinable. The Company intends to vigorously defend its positions in regards to these lawsuits. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

8.    COMMON STOCK

      Warrants

      During 2003 and 2002, the Company issued warrants to acquire 802,000 and 1,003,000 shares of common stock, respectively, for $0.25 per share through June 11, 2004 in connection with private placement offerings. There are 2,256,500 warrants outstanding at December 31, 2003, all of which are exercisable at $0.25 per share.

                     Summit Environmental Corporation, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

8. COMMON STOCK (continued)

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

      The following schedule summarizes the changes in the Plan for the five years ended December 31, 2003:

                                                                       Option Price
                                                              ------------------------------
                                             Number of                          Total Option
                                              Shares           Per Share            Price
                                             --------         -----------         ---------
Outstanding at December 31, 1998                   --         $        --         $      --
For the year ended December 31, 1999:
    Granted                                   350,000                1.00           350,000
    Exercised                                      --                                    --
                                             --------         -----------         ---------

Outstanding at December 31, 1999              350,000         $      1.00                 $
                                                                                    350,000
For the year ended December 31, 2000:
    Granted                                        --                  --                --
    Exercised                                      --                  --                --
    Expired                                   (85,000)              (1.00)          (85,000)
                                             --------         -----------         ---------


Outstanding at December 31, 2000              265,000         $      1.00         $ 265,000
(127,500 exercisable)

For the year ended December 31, 2001:
    Granted                                        --                  --                --
    Exercised                                      --                  --                --
    Expired                                   (66,250)              (1.00)          (66,250)
                                             --------         -----------         ---------

Outstanding at December 31, 2001              198,750         $      1.00         $ 198,750
(95,000 exercisable)                         --------         -----------         ---------

For the year ended December 31, 2002:
    Granted                                   280,000                0.30            84,000
    Exercise price reduction                       --               (0.70)         (129,500)
    Exercised                                      --                  --                --
                                             --------         -----------         ---------
    Expired                                   (13,750)              (1.00)          (13,750)

Outstanding at December 31, 2002              465,000                0.30           139,500
(465,000 exercisable)                        --------         -----------         ---------

For the year ended December 31, 2003:
    Granted                                    10,000                0.30             3,000
    Exercised                                      --                  --                --
    Expired                                   (80,000)              (0.30)          (24,000)
                                             --------         -----------         ---------

Outstanding at December 31, 2003              395,000         $      0.30         $  18,500
(395,000 exercisable)                        ========         ===========         =========

During 2002, the Company reduced the exercise price for all stock options from $1.00 per share to $0.30 per share.

During 2001, the Company issued options outside the Plan to purchase 250,000 shares of common stock at $0.50 to a strategic alliance partner. These stock options are exercisable as of December 31, 2003 and expire June 30, 2004.

During 2001, the Company issued options outside the Plan to purchase 150,000 shares of common stock at $0.40 to a marketing partner. These stock options expired in 2002.

                     Summit Environmental Corporation, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


8.    COMMON STOCK (Continued)

      In compliance with Statement of Financial Accounting Standards No. 148, the Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                                               2003                                      2002
                                               -------------------------------------  ---------------------------------------
                                                  As Reported          Pro forma           As Reported          Pro forma
                                               -------------------------------------  ---------------------------------------
       Net loss                                $     (1,185,992)  $      (1,188,394)  $      (1,328,512)  $        (1,409,971)
       Loss per share                          $           (.07)  $            (.07)  $            (.09)  $              (.10)

      The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk free interest rate of 3.92% for 2003 and 4.29% for 2002, expected life of 1 - 10 years; expected volatility of 128% for 2003 and 143% for 2002; dividend yield of 0%; and an exercise price of $0.30 for 2003 and an exercise price of $0.35 to $0.50 for 2002. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders.

      Common Stock Issued for Services Rendered

      During 2003, the Company issued 210,000 shares of stock ranging from $0.18 to $0.28 per share to officers of the Company for services rendered. During 2002, the Company issued 355,000 shares of stock at $0.25 per share to officers of the Company for services rendered.

      During 2003, the Company issued 44,000 and 6,000 shares at $0.30 and $0.33 per share respectively, for services rendered by outside companies. During 2002, the Company issued 40,000 and 11,200 shares at $0.19 and $0.25 per share respectively, for services rendered by outside companies. During 2002, the Company issued 400,000 shares at $0.60 per share for advertising and marketing rendered by an outside company on behalf of the Company.

      During 2003, the Company issued 360,000 shares of stock at $0.32 per share for licenses.


9.    RELATED PARTY TRANSACTIONS

      The following transactions occurred between the Company and related parties:

      The Company and another business with common shareholders share office space and the related expenses.

      Sales totaling $8,823 and $5,040 were made to related parties in 2003 and 2002, respectively.

      At December 31, 2003, accounts receivables from related parties totaled $3,500 net of allowances of $150,537. Notes receivable from a related party totaled $20,496, all of which was reserved for at December 31, 2003.

      The Company has a royalty payable to a related party with a balance of $4,967 as of December 31, 2003. This balance is included in accounts payable on the balance sheet.

      The  Company   acquired  a  patent  from  BioGenesis   Enterprises,   Inc.
      (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $511,859 as of December 31, 2003. Included in accounts payable is $9,300 due to BioGenesis at December 31, 2003.

                     Summit Environmental Corporation, Inc.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

9.    RELATED PARTY TRANSACTIONS (continued)

      During 1998, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $60,000 for such license.

      During 2003, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $115,200 for such license.


10.   CONCENTRATIONS

      Approximately 35% and 23% of sales were made to two customers in 2003 and 2002, respectively. These customers were different for each year presented. Accounts receivable from the two customers were $11,366 and $6,094 in 2003 and 2002, respectively.


11.   FINANCIAL RESULTS AND LIQUIDITY

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net losses of $1,185,992 and $1,328,512 for the years ended December 31, 2003 and 2002 respectively, and has incurred losses of $6,079,880 since inception. The Company also has negative cash flows from operations of $514,786 and $535,456 for the years ended December 31, 2003 and 2002 respectively and has used cash in operations of $5,265,208 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

      Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. Going forward, additional cash will be needed to implement the proposed business plan and to fund losses until the Company becomes profitable. Where there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard. Management is exploring alternatives that include seeking strategic investors and implementing cost reduction programs. There can be no assurance that management's efforts in this regard will be successful. The Company believes that the capital raised in fiscal 2003 and 2004 will be sufficient to support the Company's liquidity requirements through December 31, 2004, depending on operating results. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development, a business plan that if successfully funded and executed as part of the financial restructuring, can significantly improve operating results.

12.   SIGNIFICANT FOURTH-QUARTER EVENTS (UNAUDITED)

      In the fourth quarter of 2003, as a result of a thorough review of the product lines, the Company recorded a provision for inventory losses of $364,485 which was charged to operations. The Company also corrected revenues in the fourth quarter of 2003 as a result of an improperly recorded sale in the third quarter of 2003. The effect of this correction decreases revenues and accounts receivable by $79,000 at September 30, 2003. The accompanying financial statements for 2003 have been adjusted for these events.

13.   SUBSEQUENT EVENT (UNAUDITED)

      On February 12, 2004, the Company's Board of Directors agreed to grant 20,000 stock options to each director for Board Service and 20,000 shares to each committee member at $0.16 per share. There were 480,000 total stock options granted to Directors.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                                            OFFICE HELD  TERM OF
       NAME                               OFFICE               SINCE     OFFICE
       ----                               ------               -----     -------

B. Keith Parker, 55             Chief Executive Officer and     1997      4-04
                                Director

Chris Dellinges, 54             Chief Financial Officer         2001      4-04

Paula Parker, 50                Vice President, Secretary       1997      4-04
                                And Director

Dean Haws, 34                   Director                        1997      4-04

James J. Roach, 56              Director                        1997      4-04

Thomas J. Kenan, 72             Director                        1997      4-04

Mohsen Amiran, 54               Director                        1999      4-04

Wilton Dennis Stripling, 62     Director                        2000      4-04


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

JAMES J. ROACH, DIRECTOR

         Mr. Roach is a retired Connecticut State Police Sergeant and former owner of a security and detective agency in Connecticut. Presently, he is in Florida dealing with real estate.

THOMAS J. KENAN, DIRECTOR

         Mr. Kenan has practiced securities and corporation law in Oklahoma City, Oklahoma for the last 38 years. He is presently affiliated with Fuller, Tubb, Pomeroy & Stokes in an "of counsel" capacity.

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

DR. WILTON DENNIS STRIPLING, DIRECTOR

         Dr. W. Dennis Stripling received a Bachelor Degree in chemistry from Baylor University and a MD degree from the University of Texas Medical Branch. He is a board certified Orthopaedic Surgeon specializing in surgery of the hand, wrist, and forearm. He has served on the Medical Board of Trustees for Presbyterian Hospital of Dallas. He was Medical Staff President 2001-2002. He is a member of the Dallas County Medical Society, Texas Medical Association, American Society for Surgery of the Hand, American Academy of Orthopaedic Surgeons, and American College of Physician Executives. He is a Fellow in the American College of Surgeons. He is Associate Clinical Professor of Orthopaedic Surgery at the University of Texas Southwestern Medical School. Dr. Stripling has a Certificate in Finance from the Cox School of Business at Southern Methodist University and a Certificate in Medical Management from Carnegie-Mellon University through the American College of Physician Executives.

ITEM 10.   EXECUTIVE COMPENSATION

         Mr. Parker, the chief executive officer of Summit Environmental Corporation, receives a salary of $7,500 a month, the use of a rental automobile, gasoline for the automobile and a membership in a country club in Longview, Texas. Mrs. Parker, vice president, receives a salary of $5,000 a month, the use of a rental automobile and gasoline for the automobile.

         STOCK OPTIONS. Pursuant to the Corporation's 1998 Stock Option Plan and 2004 Stock Option Plan, the directors issued options to purchase shares of Common Stock of the Corporation to the following persons in the amounts and subject to the exercise prices set forth opposite their names:

--------------------- ----------------- -------------------- ------------------ ------------ ---------
                                          INCENTIVE STOCK    NON-QUALIFIED       EXERCISE
GRANTEE               POSITION                OPTIONS        STOCK OPTIONS         PRICE     EXPIRES
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Dean Haws             Director                                          40,000        $0.30  9/2009
                                                                        40,000          .30  8/2012
                                                                        80,000          .16  2/2014
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Jim Roach             Director                                          40,000        $0.30  9/2009
                                                                        40,000          .30  8/2012
                                                                        80,000          .16  2/2014
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Thomas Kenan          Director                                          40,000        $0.30  9/2009
                                                                        40,000          .30  8/2012
                                                                        80,000          .16  2/2014
--------------------- ----------------- -------------------- ------------------ ------------ ---------

--------------------- ----------------- -------------------- ------------------ ------------ ---------
Charles Wilde         Former Director                                   10,000        $0.30  9/2209
--------------------- ----------------- -------------------- ------------------ ------------ ---------
John Brooks           Former Director                                   40,000        $0.30  9/2009
                                                                        40,000          .30  8/2012
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Mohsen Amiran         Director                                          25,000        $0.30  9/2209
                                                                        40,000          .30  8/2012
                                                                        80,000          .16  2/2014
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Dennis Stripling      Director                                          40,000         $.30  8/2012
                                                                        80,000          .16  2/2014
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Chris Dellinges       Director                                          40,000         $.30  8/2012
                                                                        80,000          .16  2/2014
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Tom Rouse             Consultant                                         6,250        $0.30  9/2209
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Jennifer Woolbert     Employee                                          10,000        $0.30  3/2013
                                                                         2,500          .16  2/2014
--------------------- ----------------- -------------------- ------------------ ------------ ---------
Don Burns             Consultant                                       100,000         $.16  2/2006
--------------------- ----------------- -------------------- ------------------ ------------ ---------
MPI/GTM               Consultant                                       250,000         $.50  7/2011
--------------------- ----------------- -------------------- ------------------ ------------ ---------


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows information as of March 16, 2004 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

                                                    NO. OF               % OF
         SUMMIT ENVIRONMENTAL CORP.                 SHARES              CLASS
         --------------------------               --------------       -------
         B. Keith Parker                          2,456,805(1)(5)        12.4
         133 East Tyler Street
         Longview, TX 75601

         Paula Parker                               576,500(2)            2.9
         133 East Tyler Street
         Longview, TX 75601

         Dean Haws                                  410,000(5)            2.1
         P. O. Box 1071
         Gilmer, TX 75644

         James J. Roach                             190,000(5)            1.0
         182 Curtis Road
         Middlebury, CT  06762

         Thomas J. Kenan                            238,253(4)(5)         1.2
         212 NW 18th Street
         Oklahoma City, OK  73103

         Mohsen Amiran                              357,750(5)            1.8
         7420 Alban Station, Ste. B-208
         Springfield, VA  22150

         Wilton Dennis Stripling                  1,477,550(5)            7.5
         5230 Walnut Hill Lane, Ste. 306
         Dallas, TX  75231

         Chris Dellinges                            300,000(5)            1.5
         5949 Sherry Lane, Suite 650
         Dallas, TX   75225

         Officers and Directors                   5,430,358              27.5
         as a group (8 persons)

----------
*Less than 1 percent.

(1) Mr. Parker directly owns 1,850,805 shares of common stock. He is attributed the beneficial ownership of 1,451,000 shares owned by a family limited partnership. He beneficially owns an additional 350,000 shares through his controlling stock ownership and position as a director of Moonlighting Distribution Corporation, which directly owns such 350,000 shares. He is also attributed the ownership of 170,000 shares owned by his spouse, Paula Parker. All these same shares are attributed to Paula Parker. See footnote
     (2).

(2) Mrs. Parker, who is the spouse of B. Keith Parker, is attributed the beneficial ownership of the same shares attributed to Mr. Parker. See footnote (1).

(4) These shares include the shares subject to stock options reported above for this person under "Stock Options."

(5) This person is also attributed the ownership of the shares underlying the stock options described above under the heading "Stock Options."

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

         Summit Technologies' and, now, our company's distribution rights to BioGenesis's fire suppression products were acquired not from BioGenesis, but, rather, from Moonlighting Distribution Corporation, which had acquired these rights before Summit Technologies was formed. In exchange for the transfer of these rights to Summit Technologies, it issued 350,000 shares of its common stock to Moonlighting Distribution Corporation, paid $10,000 to Moonlighting, and will pay to Moonlighting a royalty of $0.50 for each 16-ounce can of FIREPOWER 911(TM), $0.35 for each 1-liter can of FIREPOWER(TM), and $0.50 for each gallon of FLAMEOUT(R).

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

       2.1       -      Agreement of Merger of July 14, 1998, between Summit
                        Environmental Corporation, Inc. and Summit Technologies,
                        Inc.**

       3.1       -      Articles of Incorporation of Summit Environmental
                        Corporation, Inc.*

       3.1.1     -      Amendment to Articles of Incorporation of Summit
                        Environmental Corporation, Inc.**

       3.2       -      Bylaws of Summit Environmental Corporation, Inc.*

      10.1       -      1998 Stock Option Plan adopted by Summit Environmental
                        Corporation, Inc.*

      10.3       -      Limited Exclusive Marketing Bilateral Agreement Between
                        Moonlighting Distribution Corporation-USA and Summit
                        Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or Poder 24)*

      10.4       -      Limited Exclusive Marketing Bilateral Agreement among B.
                        Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a Moonlighting International, and Summit
                        Technologies, Inc. (FireKare, FIREPOWER 911(TM), Super
                        Cold Fire, and FLAME OUT(R))*

      10.6       -      Exclusive Marketing Bilateral Agreement between
                        Moonlighting Distribution Corporation-USA and Summit
                        Technologies, Inc. (Trim-Away)**

      10.7       -      November 2, 1998 Amendment to April 27, 1998 Letter of
                        Intent between BioGenesis Enterprises, Inc. and Summit
                        Technologies, Inc., and April 27, 1998 Letter of
                        Intent.***

      10.8       -      2004 Stock Option Plan adopted by Summit Environmental
                        Corporation, Inc.

      31         -      Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.1       -      Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32         -      Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.1       -      Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *                 Previously filed with Form SB-2; Commission File No.
                        333-48675 incorporated herein.

      **                Previously filed with Amendment No. 1 to Form SB-2;
                        Commission File No. 333-48675 incorporated herein.

      ***               Previously filed with Amendment No. 5 to Form SB-2;
                        Commission File No. 333-48675 incorporated herein.

(b)      REPORTS ON FORM 8-K

         None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by item 14 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Principal Accountant Fees and Services" in the proxy statement.

                                   SIGNATURES


         In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUMMIT ENVIRONMENTAL CORPORATION, INC.


                                        /s/ B. Keith Parker
Date:  April 14, 2003                   ----------------------------------------
                                        B. Keith Parker, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               /s/ Chris Dellinges
Date:  April 14, 2003          -------------------------------------------------
                               Chris Dellinges, Chief Financial Officer


                               /s/ B. Keith Parker
Date:  April 14, 2003          -------------------------------------------------
                               B. Keith Parker, Chief Executive Officer and
                               Director


                               /s/ Paula Parker
Date:  April 14, 2003          -------------------------------------------------
                               Paula Parker, Director


                               /s/ Dean Haws
Date:  April 14, 2003          -------------------------------------------------
                               Dean Haws, Director


                               /s/ Thomas J. Kenan
Date:  April 14, 2003          -------------------------------------------------
                               Thomas J. Kenan, Director


                               /s/ James J. Roach
Date:  April 14, 2003          -------------------------------------------------
                               James J. Roach, Director


                               /s/ John Brooks
Date:  April 14, 2003          -------------------------------------------------
                               John Brooks, Director


                               /s/ Mohsen Amiran
Date:  April 14, 2003          -------------------------------------------------
                               Mohsen Amiran, Director


                               /s/ Wilton Dennis Stripling
Date:  April 14, 2003          -------------------------------------------------
                               Wilton Dennis Stripling, Director

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          Commission File No. 333-48659

                                  EXHIBIT INDEX

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit No.                        Description
-----------                        -----------

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

       2.1       -      Agreement of Merger of July 14, 1998, between Summit
                        Environmental Corporation, Inc. and Summit Technologies,
                        Inc.**

       3.1       -      Articles of Incorporation of Summit Environmental
                        Corporation, Inc.*

       3.1.1     -      Amendment to Articles of Incorporation of Summit
                        Environmental Corporation, Inc.**

       3.2       -      Bylaws of Summit Environmental Corporation, Inc.*

      10.1       -      1998 Stock Option Plan adopted by Summit Environmental
                        Corporation, Inc.*

      10.3       -      Limited Exclusive Marketing Bilateral Agreement Between
                        Moonlighting Distribution Corporation-USA and Summit
                        Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or Poder 24)*

      10.4       -      Limited Exclusive Marketing Bilateral Agreement among B.
                        Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a Moonlighting International, and Summit
                        Technologies, Inc. (FireKare, FIREPOWER 911(TM), Super
                        Cold Fire, and FLAME OUT(R))*

      10.6       -      Exclusive Marketing Bilateral Agreement between
                        Moonlighting Distribution Corporation-USA and Summit
                        Technologies, Inc. (Trim-Away)**

      10.7       -      November 2, 1998 Amendment to April 27, 1998 Letter of
                        Intent between BioGenesis Enterprises, Inc. and Summit
                        Technologies, Inc., and April 27, 1998 Letter of
                        Intent.***

      10.8       -      2004 Stock Option Plan adopted by Summit Environmental
                        Corporation, Inc.

      31         -      Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.1       -      Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32         -      Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.1       -      Certification of Chief Financial Officer pursuant to 18
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