Form 10QSB
period 2004-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2004-05-14
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 10, 2004, there were 19,940,094 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X -

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

Condensed Balance Sheets March 31, 2004 (Unaudited) and
         December 31, 2003 (Audited)                                          3
Statements of Operations Three Months Ended March 31, 2004 and 2003 and
         Period from August 14, 1997 to March 31, 2004                        4
Statements of Cash Flows Three Months Ended March 31, 2004 and 2003 and
         Period from August 14, 1997 to March 31, 2004                        5
Notes to Financial Statements (Unaudited)                                     6


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                                  March 31, 2004   December 31, 2003
                                                                                    (Unaudited)       (Audited)
                     ASSETS                                                         ------------    ------------
CURRENT ASSETS
 Cash and Cash Equivalents                                                         $     76,114    $    114,054
 Accounts Receivable, Less Allowance of $166,321                                         55,096          29,444
 Note receivable - related party, less allowance of 20,496                                   --              --
 Inventory                                                                              243,961         209,694
 Prepaid Expenses                                                                        72,774          79,916
                                                                                   ------------    ------------
    Total Current Assets                                                                447,945         433,108
                                                                                   ------------    ------------

PROPERTY AND EQUIPMENT AT COST
 Property and Equipment                                                                  58,235          58,235
 Leasehold Improvements                                                                  13,877          13,760
 Accumulated Depreciation and Amortization                                              (44,673)        (41,868)
                                                                                   ------------    ------------
    Net Property and Equipment                                                           27,439          30,127
                                                                                   ------------    ------------

OTHER ASSETS
 Prepaid Royalties                                                                      511,859         511,859
 Deposits                                                                                 2,180           2,180
 Patents and Licenses (net of accumulated amortization
  of $881,811 and $841,227 respectively)                                              1,668,389       1,708,973
                                                                                   ------------    ------------
    Total Other Assets                                                                2,182,428       2,223,012
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $  2,657,812    $  2,686,247
                                                                                   ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts Payable                                                                  $     89,147    $     71,730
 Notes Payable                                                                           39,500    $     39,500
 Accrued Liabilities                                                                     33,226          32,588
                                                                                   ------------    ------------
    Total Current Liabilities                                                           161,873         143,818
                                                                                   ------------    ------------


STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001; 10,000,000
  shares authorized, no shares issued
 Common stock, par value $.001; 40,000,000
  shares authorized, 18,370,694 & 16,899,194
  shares issued and outstanding respectively                                             18,872          16,900
 Common stock subscribed                                                                128,000         300,800
 Additional Paid in Capital                                                           8,638,062       8,329,609
 Deficit Accumulated in Development Stage                                            (6,263,995)     (6,079,880)
 Treasury Stock                                                                         (25,000)        (25,000)
                                                                                   ------------    ------------
   Total Stockholders' Equity                                                         2,495,939       2,542,429
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  2,657,812    $  2,686,247
                                                                                   ============    ============


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31             PERIOD FROM
                                                              --------           AUGUST 14, 1997 TO
                                                        2004           2003        MARCH 31, 2004
                                                    ------------    ------------    ------------

SALES                                                     42,028    $     42,681    $    929,283

COST OF SALES                                             17,693          16,981         732,269
                                                    ------------    ------------    ------------

GROSS PROFIT                                              24,335          25,700         197,014
                                                    ------------    ------------    ------------

OPERATION EXPENSES
    Selling, general, and administrative expenses        162,354         156,083       5,453,404
    Amortization                                          40,584          40,853         891,508
    Depreciation                                           2,805           2,805          69,642
                                                    ------------    ------------    ------------
      Total operating expense                            205,743         199,741       6,414,554
                                                    ------------    ------------    ------------

NET EARNINGS (LOSS) FROM OPERATIONS                     (181,408)       (174,041)     (6,217,540)

OTHER INCOME
    Interest income                                           73             576          61,786
    Interest expense                                        (691)                        (17,092)
    Royalty income                                            --             652              --
    Gain/Loss on Sale of Asset                                --              --          (2,753)
    Miscellaneous                                         (2,089)             --          31,198
                                                    ------------    ------------    ------------
      Total other income (expense)                        (2,707)          1,228          73,139
                                                    ------------    ------------    ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                          (184,115)       (172,813)     (6,144,401)
                                                    ------------    ------------    ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                           --              --        (119,594)
                                                    ------------    ------------    ------------

NET LOSS                                            $   (184,115)   $   (172,813)   $ (6,263,995)
                                                    ============    ============    ============

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE               (0.01)   $      (0.01)   $      (0.55)
                                                    ------------    ------------    ------------

Cumulative effect on prior years of the change in
accounting principle                                          --              --           (0.01)

NET EARNINGS (LOSS) PER SHARE                       $      (0.01)   $      (0.01)   $      (0.56)
                                                    ============    ============    ============

WEIGHTED AVERAGE SHARES                               18,222,157      15,859,778      11,080,232


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31             PERIOD FROM
                                                                                 ------------------------  AUGUST 14, 1997 TO
                                                                                   2004            2003      MARCH 31, 2004
                                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $  (184,115)   $  (172,813)   $(6,263,995)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
  Amortization                                                                       40,584         40,853        891,508
  Bad debt expense                                                                       --        200,778
  Provision for inventory losses                                                    364,485
  Cumulative effect of change in accounting principle                                    --        119,594
  Depreciation                                                                        2,805          2,805         69,642
  Gain (loss) on sale of assets                                                          --          2,753
  Recission of Lady Burd asset purchase agreement                                    50,000
  Common stock issued for services                                                    9,625          4,800        478,699
  Change in assets and liabilities
    Accounts receivable                                                             (25,652)         6,654       (271,609)
    Note receivable                                                                      --             --
    Inventory                                                                       (34,267)         4,206       (702,891)
    Prepaid expenses and deposits                                                     7,142             --       (492,368)
    Accounts payable                                                                 17,417          5,650         89,147
    Accrued liabilities                                                                 638           (243)        33,226
                                                                                -----------    -----------    -----------
      Net cash used in operating activities                                        (165,823)      (108,088)    (5,431,031)
                                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                                  (117)          (874)       (86,838)
Organization costs                                                                       --       (129,291)
Acquisition of licenses/patents                                                          --       (110,000)
Proceeds from sale of equipment                                                          --             --         47,440
                                                                                -----------    -----------    -----------
      Net cash used in investing activities                                            (117)          (874)      (278,689)
                                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds                                                                            --         46,054
Loan principal repayments                                                                --        (66,990)
Loan principal repayments - related party                                                --       (134,265)
Proceeds from sale of stock                                                         128,000         40,000      5,941,035
                                                                                -----------    -----------    -----------
      Net cash provided by financing activities                                     128,000         40,000      5,785,834
                                                                                -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                     (37,940)       (68,962)        76,114


Cash - Beginning of Period                                                          114,054        195,762             --
                                                                                -----------    -----------    -----------

Cash - End of Period                                                                 76,114    $   126,800    $    76,114
                                                                                ===========    ===========    -----------

SUPPLEMENTAL CASH FLOW INFORMATION
 Noncash investing and financing activities
  Issuance of 360,000 shares of common stock at
    $0.32 per share for marketing rights                                                       $   115,200    $   115,200


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc. (the "company"), at December 31, 2003 has been taken from the company's audited financial statements at that date. The balance sheet at March 31, 2004, the statement of operations for the three months ended March 31, 2004 and the three months ended March 31, 2003 and the period from August 14, 1997, to March 31, 2004, and the statement of cash flows for the three months ended March 31, 2004 and the three months ended March 31, 2003 and the period from August 14, 1997 to March 31, 2004 have been prepared by the company without audit. The financial statements have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

      Property and Equipment (Continued)

      The  estimated   service  lives  used  in  determining   depreciation  and
      amortization are:

      Description                                     Estimated Service Life
      -----------                                     ----------------------

      Office furniture and equipment                      5-7 years
      Leasehold improvements                                4 years

      Advertising and Marketing

      Advertising and marketing costs are expensed as incurred, which totaled $2,419 and $2,275 for the first quarters of 2004 and 2003, respectively.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

      Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen. C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and 180,000 warrants exercisable at $1 per share during the first quarter of 2003.

4.    LEASES

      The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $17,456 and $15,657 for the first quarters of 2004 and 2003, respectively.

5.    COMMON STOCK

      Private Placement

      During the first quarter of 2004, 640,000 shares of common stock were sold in a private placement at $0.20 per share. Subsequent to March 31, 2004, the company sold 615,000 shares of common stock at $0.20 per share in a private placement and 1,000,000 shares of common stock at $0.50 per share in a private placement.

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

      In February 2004, the board of directors adopted the 2004 Stock Option Plan. The number of shares subject to the 2004 Plan is 1,000,000.

      At March 31, 2004, there were 495,000 options to purchase shares of common stock outstanding pursuant to the Plan.

      Warrants

      During 2003 and 2002, the Company issued warrants to acquire 802,000 and 1,003,000 shares of common stock, respectively, for $0.25 per share through June 11, 2004 in connection with private placement offerings. There are 2,256,500 warrants outstanding at December 31, 2003, all of which are exercisable at $0.25 per share. During the first quarter of 2004, warrants were issued to acquire 640,000 shares of common stock for $0.50 per share through January 30, 2005 in connection with a private placement offering. Subsequent to March 31, 2004, the company issued 1,000,000 warrants to purchase shares at $1.00 per share, expiring May 7, 2005.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

6.    RELATED PARTY TRANSACTIONS

      The following transactions occurred between the company and related parties:

      The  company   acquired  a  patent  from  BioGenesis   Enterprises,   Inc.
      (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can of FirePower 911(TM), $0.35 per 1 Liter can of FirePower(TM) (formerly FirePower 911(TM)) and a negotiated percentage on large batch orders of FirePower(TM). One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $511,859 as of both December 31, 2003 and March 31, 2004.

7.    CONCENTRATIONS

      Approximately 60 percent of the sales in the first quarter of 2004 were made to three customers and 60 percent of the sales in the first quarter of 2003 were made to three different customers.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

      In late January 2004, Summit finalized an agreement with BioCoP International B.V. for a blending facility in The Netherlands. This will allow for BioCoP to begin blending completed (finished) products from chemical concentrates that Summit will sell to BioCoP. The line of products will range from industrial or commercial products to consumer oriented products. In addition to the blending of finished chemical products, BioCoP will begin production of an aerosol product similar to FirePower(TM). In establishing the blending facilities, Summit will be paid royalties on all manufactured and produced goods. In addition, Summit will be a 25% partner in the Summit Products' sector of BioCoP International B.V. During December 2003 and January 2004, BioCoP made their initial presentations to contacts in The Netherlands, Germany and the Czech Republic. The scope of the entire agreement includes marketing in over fifty countries in Europe and Asia.

      On April 5, 2004, Summit executed a marketing services agreement with AMBIZ Associates, LLC, a company that provides marketing and other services to client companies. AMBIZ, operating as an outsource sales and marketing team, will assist Summit with developing marketing channels in mass retail, military and commercial aviation and with governmental agencies, for Summit's patented fire suppressant technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

RESULTS OF OPERATIONS - FIRST QUARTER OF 2004 COMPARED TO FIRST QUARTER OF 2003

      Summit Environmental's gross receipts for Q1 2004 were $42,028 sales down 3% from $43,333 ($42,681 sales and $652 royalties) in Q1 2003. The gross margin for sales in Q1 2004 was 58% compared to 60% for Q1 2003. There is no cost of sales applied to the royalties.

      Operating expenses increased 3% for Q1 2004 compared to Q1 2003. Operating expenses increased by $6,002 from $199,741 in Q1 2003 to $205,743 in Q1 2004.

      Amortization and depreciation were $43,389 in Q1 2004 and $43,658 in Q1 2003.

      Summit had a net loss of $184,115 in Q1 2004, up from the net loss of $172,813 in Q1 2003.

      Management attributes these changes to the following:

                   Marketing expense from $2,275 to $2,419
                   Travel and entertainment from $3,929 to $4,853
                   Office expenses from $2,164 to $2,548
                   Web-site expenses from $686 to $750
                   Trade shows from $150 to $1,031

OVERVIEW

      During the first quarter of 2004, several of our markets for FlameOut(R) continued to develop. Key to this process was the listing of FlameOut(R) on the QPL 5100-307 on May 5, 2003 by the United States Forestry Service for application in the fighting of wildfires after 32 months of testing. The listing for FlameOut(R) gives the firefighting industry a product with the capabilities to fight all types of fires using FlameOut(R) more efficiently and economically than with any other product while accomplishing these tasks in a totally environmentally risk-free environment.

      During 2003, FlameOut(R) was used in forest and wildland fires in Canada and the United States. In addition to fighting fires, FlameOut(R) was successfully used on residential housing and restored historical sites for the purpose of protecting the structures and keeping them from burning. The Canadian initiatives were led by Just-In Case Fire, Ltd. of Calgary, Alberta, with whom we have a distribution agreement.

      Just-In Case Fire manufactures the Fire Caddy(TM), a portable mobile fire extinguishing system built on the concept of a physical appearance of a two-wheeled freight dolly. We executed a bi-lateral exclusive marketing agreement with Just-In Case in 2002. The agreement sets out that Just-In Case manufactures their system exclusively with FlameOut(R) while Summit agrees not to sell FlameOut(R) to mobile systems like the Fire Caddy(TM). Just-In Case compensates us for their exclusive arrangement with royalties on each Fire Caddy(TM) unit.

      In December 2003, our dealer in New Zealand used a Fire Caddy(TM) with FlameOut(R) to extinguish a 13.5-foot-tall tire on a mining truck which was on fire. This extraordinary accomplishment opened the doors of communications and negotiations between Just-In Case Fire and BHP Mining of Australia. Continued negotiations have resulted in the notification to Just-In Case Fire that BHP Mining has made the decision to equip all of their trucks and equipment with FlameOut(R) and the Fire Caddy(TM). BHP has 153 mines in Australia and New Zealand. The information received by Summit from Just-In Case Fire is the supply contract of 500 tons of FlameOut(R) or 135,000 gallons. The resulting sales to us will amount to approximately $1,500,000. First shipments are anticipated to begin in May, 2004.

      In August 2003, we executed a master distribution agreement with Western Fire Inc. of Casa Grande, Arizona for the purpose of marketing FlameOut(R) to the various state and federal forestry services. Western has its own fleet of specialty equipment trucks that get called into action by the various incident commanders in the event of a wildfire. In September 2003, Western introduced Summit to its customer, Evergreen International Aviation. We were invited to participate in a new project, a field testing program to determine if FlameOut(R) would be compatible in a new delivery system utilizing a converted Boeing 747 aircraft. It is. This aircraft utilizes a large compressed air foam system carrying 24,000 gallons of FlameOut(R) within its payload. The Evergreen Super Tanker is capable of dispensing a single foam blanket 100 feet wide for 25,000 feet or segmented drops if needed. FlameOut(R) is the only non-toxic product approved by the United States Forestry Service. A demonstration drop of FlameOut(R) from the Supertanker can be viewed by going to the Summit website, www.summitenvironmental.com. From the homepage, click on "Links" and then click "Evergreen" from the links page.

      On April 23, 2004, we went to the testing facility for the Supertanker, accompanied by former United States Air Force Chief of Staff, General Mike Ryan. The purpose for our trip was to begin forming a mutual alliance with Evergreen which was achieved.

      Our first chemical blending facility agreement was negotiated in November 2003 with BioCoP International B.V. in the Netherlands. In March 2003, our customer FireDam in Poland began making the transition to be supplied products for Europe from BioCoP. Tecno Supplies in Norway will be introduced to BioCoP as soon as aerosol capabilities for filling one liter cans can be achieved. Dr. Amiran traveled to Italy and The Netherlands the first week of May 2004 to establish the chemical concentrate facility for our base chemicals in Italy. In Amsterdam, he inspected blending facilities in order to satisfy our requirements for beginning the blending of FlameOut(R) in Europe.

      During the first week of March 2004, we attended the International Association of Fire Chief's Wildland/Wildfire Conference in Reno, Nevada. Our product was showcased by two of our distributors at separate locations in the Exhibits Hall.

      Just-In Case Fire of Calgary, Alberta operated out of the Summit exhibit space showcasing Fire Caddy(TM), the new DC Caddy(TM), Hose Caddy(TM), FirePower(TM) and FlameOut(R) concentrate. Just-In Case Fire was assisted in their presentations by several members of the Canadian Forestry Service, who had actual experience using FlameOut(R) during the end of the fire season of 2003.

      Western Fire, our wildland/wildfire distributor in Arizona represented us and exhibited FlameOut(R) in their booth with Darley Pumps. Darley Pumps Company is the largest manufacturer of pumps for firefighting equipment in the world. As a result of Western Fire's experience with compressed air foam systems and the introduction of FlameOut(R) into those systems, we began the initial discussions with Darley Pumps for the purpose of private labeling FlameOut(R) for them.

      Several members of AmBiz Associates accompanied Keith Parker, our CEO, to the conference in order to get a perspective of FlameOut(R) and its potential impact within the Wildland/Wildfire arena.

      In the last quarter of 2002, we began marketing FlameOut(R) to the logging industry. This venue was initiated when we were contacted by Bituminous Insurance Company, the oldest and largest underwriter of fire insurance coverage for equipment used in the logging industry. With insured equipment ranging from $275,000 to $650,000, Bituminous took the position that a product like FlameOut(R) would have to be present in extinguishers on insured equipment, or face a non-renewal status. For new equipment, the same requirement would be required for binding of coverage. We expanded the sale of FlameOut(R) to these customers from five gallon containers of FlameOut(R) concentrate to include 2 1/2 gallon and 6 liter extinguishers and brackets to mount the extinguishers. We began to package topper bottles (pre-measured bottles of FlameOut(R)) to be used to complete the fill of extinguishers out on the logging line. During 2003, we added endorsements from Santee Insurance Company and Lloyd's of London for marketing FlameOut(R) to their insureds. These companies now discount premiums from 15% to 25% when FlameOut(R) is installed on their insured equipment. We provide marketing materials to the senior underwriters of the insurance companies. They hold regional marketing meetings and disburse the materials to their field agents. The marketing directly of our products to a logging customer is handled mostly through the logger's insurance agent or local equipment suppliers we have set up as dealers. In April 2004, we attended the Arkansas Timber Producers Association meeting held on the grounds of International Paper. We demonstrated extinguishing fires (tire, diesel fuel, and hydraulic fluid) with the equipment which is currently recommended to the operators by Bituminous Insurance. We also introduced the Fire Caddy DC(TM), powered by a rechargeable battery and the Hose Caddy(TM). We also demonstrated the new FirePower(TM), which had been introduced on QVC on April 3, 2004.

      Due to very stiff regulatory guidelines with regards to portable fire extinguishers, the approval of our aerosol can fire extinguisher prompted our competitors to create a myriad of road blocks, attempting to prevent us from competing in some of our target venues. One of our initial venues was to market FirePower (TM) on QVC. In order to complete this targeted goal, we accomplished the following:

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

      We began airing on QVC on April 3, 2004. The successful demonstration has paved the way for FirePower(TM) being featured on the QVC June Fire Prevention Show (first of June, 2004).

      OUTLOOK

      The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

      In February 2004 we executed an Advisory Services Agreement with American Business Associates (AmBiz). AmBiz will assist us with introductions into military, homeland security and emergency management venues, with retailing some of our products and with development and financing for future special projects. More about AmBiz can be found at www.americanbusinessassociates.com. As of April 2004, AmBiz has become active in our projects with Evergreen Aviation, and the United States Air Force for our FlameOut(R) Foam (AFFF Replacement), with Ultimate Clean 668(TM) and our military specification certification for jet engines.

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

      On April 22, 2004, Western Fire was dispatched for its first brush fire of the season. A twenty-acre brush fire was reported at the Picacho Reservoir in Pinal County, which reservoir has been a dry lake for a number of years due to the prolonged drought in the southwest. Western Fire sent crews and Type 3 and Type 6 compressed air foam (CAF) engines loaded with FlameOut(R) fire fighting foam. Initial attack began early that evening using FlameOut(R) as a wetline to flank the advancing brush fire. Because of FlameOut(R)'s unique ability to be used as retardant, the fire could not advance through the FlameOut(R) wetline and was contained to a brush fire allowing Western Fire wildland firefighters to begin mop up operations. The fire was in heavy brush and mesquite trees. Again FlameOut(R) worked beyond everyones expectations, especially in keeping the fire contained instead of becoming a wildfire, and in putting out stumps' underground root system fires that kept the crews working all night. By morning the brush fire was completely out with no reported rekindling.

      Earlier the next afternoon Western Fire was dispatched for a mutual aid call for Northern Pinal Fire department for a possible brush fire in an unincorporated area of Pinal county. Once on scene, it was found to be a 40 foot cargo container on fire on a homeowner's property in an urban interface area. The homeowner had been welding on the metal cargo container setting off a fire inside filled with Class A materials. The fire was burning so hot that paint was melting on the outside. Again FlameOut(R) was deployed from a Western Fire Type 6 CAF engine to easily cool the outside of the container and then within minutes extinguished the contents inside the cargo container. The combination of a compressed air foam system and unique abilities of FlameOut(R) foam easily mitigated the fire with minimal water damage. In early May 2004, we were asked to furnish warehousing locations and central phone numbers by the United States Forestry Service. Also, we were asked to supply a potential list of customers who have been exposed to FlameOut(R). These exposures effects have been completed by Western Fire and Just-In Case Fire and represent over 235 companies and wildland fire fighting agencies and departments. Further locations were provided for fires where FlameOut(R) has been used including and since The Old Fire in California in November 2003.

      Just-In Case Fire introduced its Hose Caddy(TM) during the fourth quarter of 2003. This device connects to the end of a garden hose. It is similar to a garden fertilizer/insecticide sprayer. The unit comes filled with 32 ounces of FlameOut(R). Major retail marketing began in Canada at a spring garden show held in January and February 2004.

      In January 2004, Just-In Case Fire introduced its FireCaddy DC(TM). This is a portable fire extinguishing system in a tool box. Just-In Case has confirmation letters for the purchase of 4,500 DC Caddy units. One confirmation letter is for 2000 DC units from State Farm Insurance. The addition of the Hose Caddy(TM) and the DC Caddy(TM) to Just-In Case Fire's line of products now provides three fire extinguishing systems exclusively containing FlameOut(R). Each of these units provides a royalty payable to Summit on each unit manufactured when sold. Just-In Case Fire started the production of the first 2000 Fire Caddy DC(TM) units for State Farm Insurance in April 2004. These 2000 units require 5000 gallons of FlameOut(R) for the completed product.

      Through one of the associates of AmBiz, we will be presenting the Fire Caddy DC(TM) and the Hose Caddy(TM), along with the original Fire Caddy(TM), FlameOut(R) and FirePower(TM) to representatives of USAA Insurance in May 2004.

      During the first week of March 2004, members of AmBiz accompanied us to the IAFC Wildland/Wildfire Conference in Reno, Nevada. During April 2004, AmBiz partner, General Mike Ryan (retired United States Air Force, Chief of Staff - September 2003) attended a demonstration drop of FlameOut(R) from the Evergreen 747 Supertanker, dispersing 10,000 gallons of FlameOut(R) mixed with water at a 6% solution. Weather computers were strategically stationed in areas of the drop path. They registered significant decreases in temperature, heat indexes and barometric pressure, with increasing humidity, surface wind speed and dew point. We are planning a joint presentation to the U.S. Department of the Interior and the U.S. Forestry Service featuring the life saving, property saving, quick response and environmental advantages from dispersing FlameOut(R) over large areas of wild fires from the Supertanker. We will be focusing on the capabilities of FlameOut(R) to build fire breaks, prevent toxic exposure to firefighters and the environment along with structure protection.

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

      The Evergreen Aviation SuperTanker will also be used to disperse remediation products on oil spills. We own the exclusive marketing rights to a remediation technology obtained from Dr. Mohsen Amiran in 2003. While all of our successful testing has been centered on FlameOut(R) in the SuperTanker CAF system, our remediation product is planned for usage on oil spills. During April 2004, three demonstration drops were conducted with the Supertanker. Each drop consisted of 10,000 gallons of water/FlameOut(R) mix (6% FlameOut(R)) for the purpose of showing how FlameOut(R) will blanket and cover the areas targeted by the Supertanker. The drops revealed a complete saturation of all vegetation and penetration of the canopy to completely cover the ground. During the drops, a significant decrease in temperature was recorded on weather computers. At one of the demonstrations, over 50 people representing the United States Forestry Service, Bureau of Land Management, Arizona State Fire, Aire Tanker Operations, and Hazardous Materials Departments were present. We are beginning an interface phase with FlameOut(R) where the attributes of the products fire fighting and environmental capabilities are being introduced into many various methodologies of wildland fire fighting.

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

      On April 3, 2004, FirePower was introduced for the first time on QVC. We performed live, on-air demonstrations of FirePower(TM)'s amazing capabilities. FirePower(TM) has been approved for programming as "Today's Special Value" in long term planning. This type of promotion involves conducting 8 to 10 appearances in a 24-hour period.

      The next airing of FirePower(TM) will be the first of June 2004, during QVC's fire prevention show. We have submitted artwork and packaging to Home Shopping Network for the airing of FirePower(TM). On May 5, 2004, we met with representatives of Live Shop TV for the proposal of negotiating an agreement for using FirePower(TM), the Hose Caddy(TM) and Fire Caddy(TM) on a TV infomercial.

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

10.8  -     2004 Stock Option Plan adopted by Summit Environmental  Corporation,
            Inc.+

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


* Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.
** Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.
*** Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.
+ Previously filed with Form 10-KSB 12-31-03; Commission File No. 333-48675 incorporated herein.

(B)   FORMS 8-K

       None

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 14, 2004
                                 Summit Environmental Corporation, Inc.

                                 By  /s/ B. Keith Parker
                                    ----------------------------------------
                                     B. Keith Parker, Chief Executive Officer

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          Commission File No. 333-48659

                                  EXHIBIT INDEX

                                   FORM 10-QSB
                        FOR THE YEAR ENDED MARCH 31, 2004

      The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit No.                                          Description

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

10.8  -     2004 Stock Option Plan adopted by Summit Environmental  Corporation,
            Inc.+

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

* Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.
** Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.
*** Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.
+ Previously filed with Form 10-KSB 12-31-03; Commission File No. 333-48675 incorporated herein.