Form 10QSB
period 2004-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2004-08-10
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of August 5, 2004, there were 23,130,594 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Controls and Procedures                                              22

PART II - OTHER INFORMATION                                                   23

Item 1.  Legal Proceedings                                                    23

Item 2.  Changes in Securities                                                23

Item 3.  Defaults Upon Senior Securities                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 5.  Other Information                                                    24

Item 6.  Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                    25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets June 30, 2004 (Unaudited) and
         December 31, 2003 (Audited)                                                         4
Statements of Operations (Unaudited) Three Months Ended June 30, 2004 and 2003 and
         Period from August 14, 1997 to June 30, 2004                                        5
Statements of Operations (Unaudited) Six Months Ended June 30, 2004 and 2003                 6
Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2004 and 2003 and
         Period from August 14, 1997 to June 30, 2004                                        7
Notes to Financial Statements (Unaudited)                                                    8

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                   June 30, 2004      December 31, 2003
                                                                    (Unaudited)          (Audited)
                                                                   -------------      -----------------
                                   Assets
Current Assets
  Cash and Cash Equivalents                                         $ 1,006,624          $   114,054
  Accounts Receivable, Less Allowance of $166,321                        45,414               29,444
  Note receivable - related party, less allowance of 20,496                  --                   --
  Inventory                                                             224,076              209,694
  Prepaid Expenses                                                      126,781               79,916
                                                                    -----------          -----------
        Total Current Assets                                          1,402,895              433,108
                                                                    -----------          -----------

Property and Equipment at Cost
  Property and Equipment                                                 61,597               58,235
  Leasehold Improvements                                                 13,877               13,760
  Accumulated Depreciation and Amortization                             (47,562)             (41,868)
                                                                    -----------          -----------
        Net Property and Equipment                                       27,912               30,127
                                                                    -----------          -----------

Other Assets
  Prepaid Royalties                                                     511,859              511,859
  Deposits                                                                2,180                2,180
  Patents and Licenses (net of accumulated amortization of $922,395
    and $841,227, respectively)                                       1,627,805            1,708,973
                                                                    -----------          -----------
        Total Other Assets                                            2,141,844            2,223,012
                                                                    -----------          -----------

Total Assets                                                        $ 3,572,651          $ 2,686,247
                                                                    ===========          ===========

                    Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                                  $    16,785          $    71,730
  Notes Payable                                                          39,500               39,500
  Accrued Liabilities                                                    32,352               32,588
                                                                    -----------          -----------
        Total Current Liabilities                                        88,637              143,818
                                                                    -----------          -----------


Stockholders' Equity
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued
  Common stock, par value $.001; 40,000,000
    shares authorized, 19,602,594 & 16,899,194
    shares issued and outstanding respectively                           19,603               16,900
  Common stock subscribed                                             1,116,250              300,800
  Additional Paid in Capital                                          8,902,336            8,329,609
  Deficit Accumulated in Development Stage                           (6,529,175)          (6,079,880)
  Treasury Stock                                                        (25,000)             (25,000)
                                                                    -----------          -----------
        Total Stockholders' Equity                                    3,484,014            2,542,429
                                                                    -----------          -----------

Total Liabilities and Stockholders' Equity                          $ 3,572,651          $ 2,686,247
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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                               June 30               Period from
                                                    ----------------------------  August 14, 1997 to
                                                        2004            2003        June 30, 2004
                                                    ------------    ------------  ------------------
Sales                                               $     97,459    $     44,990    $  1,026,742

Cost of Sales                                             48,675          31,066         780,944
                                                    ------------    ------------    ------------

Gross Profit                                              48,784          13,924         245,798
                                                    ------------    ------------    ------------

Operation Expenses
  Selling, general, and administrative expenses          270,350         172,023       5,723,754
  Amortization                                            40,584          40,853         932,092
  Depreciation                                             2,889           2,805          72,531
                                                    ------------    ------------    ------------
        Total operating expense                          313,823         215,681       6,728,377
                                                    ------------    ------------    ------------

Net Earnings (Loss) from Operations                     (265,039)       (201,757)     (6,482,579)

Other Income
  Interest income                                            484             328          62,270
  Interest expense                                          (461)             --         (17,553)
  Royalty income                                              --           1,304              --
  Gain/Loss on Sale of Asset                                  --              --          (2,753)
  Miscellaneous                                             (164)             --          31,034
                                                    ------------    ------------    ------------
        Total other income (expense)                        (141)          1,632          72,998
                                                    ------------    ------------    ------------

Net Loss before Cumulative Effect of the
Change in Accounting Principle                          (265,180)       (200,125)     (6,409,581)
                                                    ------------    ------------    ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                           --              --        (119,594)
                                                    ------------    ------------    ------------

Net Loss                                            $   (265,180)   $   (200,125)   $ (6,529,175)
                                                    ============    ============    ============

Net Loss Per Share before Cumulative
Effect of the Change in Accounting Principle        $      (0.01)   $      (0.01)   $      (0.56)

Cumulative effect on prior years of the change in
accounting principle                                          --              --           (0.01)
                                                    ------------    ------------    ------------

Net Earnings (Loss) per Share                       $      (0.01)   $      (0.01)   $      (0.57)
                                                    ============    ============    ============

Weighted Average Shares                               19,283,608      16,301,778      11,491,233

   The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30
                                                    ---------------------------
                                                        2004            2003
                                                    ------------   ------------

Sales                                               $    139,487   $     87,671

Cost of Sales                                             66,368         48,047
                                                    ------------   ------------

Gross Profit                                              73,119         39,624
                                                    ------------   ------------

Operation Expenses
  Selling, general, and administrative expenses          432,704        328,106
  Amortization                                            81,168         81,706
  Depreciation                                             5,694          5,610
                                                    ------------   ------------
        Total operating expense                          519,566        415,422
                                                    ------------   ------------

Net Earnings (Loss) from Operations                     (446,447)      (375,798)

Other Income
  Interest income                                            557            904
  Interest expense                                        (1,152)            --
  Royalty income                                              --          1,956
  Miscellaneous                                           (2,253)            --
                                                    ------------   ------------
        Total other income (expense)                      (2,848)         2,860
                                                    ------------   ------------

Net Loss before Cumulative Effect of the
Change in Accounting Principle                          (449,295)      (372,938)
                                                    ------------   ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                           --             --
                                                    ------------   ------------

Net Loss                                            $   (449,295)  $   (372,938)
                                                    ============   ============

Net Loss Per Share before Cumulative
Effect of the Change in Accounting Principle        $      (0.02)  $      (0.02)

Cumulative effect on prior years of the change in
accounting principle                                          --             --
                                                    ------------   ------------

Net Earnings (Loss) per Share                       $      (0.02)  $      (0.02)
                                                    ============   ============

Weighted Average Shares                               18,730,383     16,081,999


   The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30              Period from
                                                          -------------------------- August 14, 1997 to
                                                             2004           2003       June 30, 2004
                                                          -----------    -----------    -----------
Cash Flows from Operating Activities
  Net loss                                                $  (449,295)   $  (372,938)   $(6,529,175)
  Adjustments to reconcile net loss to cash
  used in operating activities
    Amortization                                               81,168         81,706        932,092
    Bad debt expense                                               --             --        200,778
    Provision for inventory losses                                                          364,485
    Cumulative effect of change in accounting principle            --             --        119,594
    Depreciation                                                5,694          5,610         72,531
    Gain on sale of assets                                         --             --          2,753
    Recission of Lady Burd asset purchase agreement                --             --         50,000
    Common stock issued for services                           58,130         25,700        527,204
    Change in assets and liabilities
      Accounts receivable                                     (15,970)        (4,219)      (261,927)
      Inventory                                               (14,382)        28,610       (683,006)
      Prepaid expenses and deposits                           (46,865)            --       (546,375)
      Accounts payable                                        (54,945)           728         16,785
      Accrued liabilities                                        (236)        (2,858)        32,352
                                                          -----------    -----------    -----------
        Net cash used in operating activities                (436,701)      (237,661)    (5,701,909)
                                                          -----------    -----------    -----------

Cash Flows from Investing Activities
  Acquisition of property and equipment                        (3,479)        (1,136)       (90,200)
  Organization costs                                               --             --       (129,291)
  Acquisition of licenses/patents                                  --             --       (110,000)
  Proceeds from sale of equipment                                  --             --         47,440
                                                          -----------    -----------    -----------
        Net cash used in investing activities                  (3,479)        (1,136)      (282,051)
                                                          -----------    -----------    -----------

Cash Flows from Financing Activities
  Loan proceeds                                                    --             --         46,054
  Loan principal repayments                                        --             --        (66,990)
  Loan principal repayments - related party                        --             --       (134,265)
  Proceeds from sale of stock                               1,332,750        178,000      7,145,785
                                                          -----------    -----------    -----------
        Net cash provided by financing activities           1,332,750        178,000      6,990,584
                                                          -----------    -----------    -----------

Net Increase (Decrease) in Cash                               892,570        (60,797)     1,006,624

Cash - Beginning of Period                                    114,054        195,762             --
                                                          -----------    -----------    -----------

Cash - End of Period                                      $ 1,006,624    $   134,965    $ 1,006,624
                                                          ===========    ===========    -----------

Supplemental cash flow information
  Noncash investing and financing activities
    Issuance of 360,000 shares of common stock at
      $0.32 per share for marketing rights                $        --    $   115,200    $   115,200

   The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2003 has been taken from the company's audited financial statements at that date. The balance sheet at June 30, 2004, the statement of operations for the three months and the six months ended June 30, 2004, the three months and the six months ended June 30, 2003 and the period from August 14, 1997 to June 30, 2004, and the statement of cash flows for the six months ended June 30, 2004, the six months ended June 30, 2003 and the period from August 14, 1997 to June 30, 2004 have been prepared by the company without audit. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results, which may be expected for the fiscal year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements of the company for the year ended December 31, 2003.

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

      Cash

      The company maintains cash balances at financial institutions located in Longview, Texas, which

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

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

      Intangible Assets

      Patents and licenses costs are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patents and licenses.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

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

      The estimated service lives used in determining depreciation and amortization are:

          Description                                    Estimated Service Life
          -----------                                    ----------------------

          Office furniture and equipment                       5-7 years
          Leasehold improvements                               4 years

      Advertising and Marketing

      Advertising and marketing costs are expensed as incurred, which totaled $18,332 and $3,805 for the second quarters of 2004 and 2003, respectively.

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

4.    LEASES

      The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $12,666 and $12,816 for the second quarters of 2004 and 2003, respectively.

5.    COMMON STOCK

      Private Placement

      During the first quarter of 2004, 640,000 shares of common stock were sold in a private placement at $0.20 per share. During the second quarter of 2004, the company sold 621,250 shares of common stock at $0.20 per share in a private placement and 1,000,000 shares of common stock at $0.50 per share in a private placement.

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

      At June 30, 2004, there were 395,000 options to purchase shares of common stock outstanding pursuant to the Plan.

      Warrants

      There were 2,256,500 warrants outstanding at December 31, 2003, all of which were exercisable at $0.25 per share through June 11, 2004. During the first quarter of 2004, warrants were issued to acquire 640,000 shares of common stock for $0.50 per share through January 30, 2005 in connection with a private placement offering. During the second quarter of 2004, the company issued 1,000,000 warrants to purchase shares at $1.00 per share, expiring May 7, 2005 and

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

      621,250 warrants to purchase shares at $0.50 per share, expiring January 30, 2005 in connection with two private placements. There were 2,258,500 warrants exercised at $0.25 per share during the second quarter. Currently there are 843,000 warrants exercisable at $0.50 per share expiring September 10, 2004, and 416,250 warrants exercisable at $1.00 expiring November 9, 2004.

6.    RELATED PARTY TRANSACTIONS

      The following transactions occurred between the company and related parties:

      The company and another business with common shareholders share office space and the related expenses.

      The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and $.35 per 1 liter can of FirePower(TM) and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $511,859 as of both December 31, 2003 and June 30, 2004.

7.    CONCENTRATIONS

      Approximately 67 percent of the sales in the second quarter of 2004 were made to two customers and 66 percent of the sales in the second quarter of 2003 were made to five customers.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

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

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

      Results of Operations - Second Quarter of 2004 Compared to Second Quarter of 2003

      Summit Environmental's sales for Q2 2004 were 216.6 percent of Q2 2003 - $97,459 in Q2 2004 compared to $44,990 in Q2 2003. Gross margin was 50.1 percent for Q2 2004 compared to 30.9 percent for Q2 2003. Sales have not reached a level to generate consistent gross margin percentages.

      Operating expenses increased 45.5 percent during Q2 2004 over Q2 2003. Operating expenses increased by $98,142 from $215,681 in Q2 2003 to $313,823 in Q2 2004.

      Summit had a net loss from operations of $265,180 for Q2 2004, up from a net loss of $200,125 for Q2 2003, a $65,055 or a 32.5 percent increase.

      Results of Operations - First Two Quarters of 2004 Compared to First Two Quarters of 2003

      Sales from operations were $139,487 for the first two quarters of 2004 compared to sales of $87,671 for the first two quarters of 2003, a 59.1 percent increase. Gross margin on these sales was 52.4 percent in the first two quarters of 2004 and 45.2 percent in the first two quarters of 2003.

      Operating expenses were up to $519,566 for the first two quarters of 2004 compared to $415,422 for the first two quarters of 2003, an increase of $104,144 or 25.1 percent.

      We experienced a net loss of $449,295 in the first two quarters of 2004, up 20.5 percent from the $372,938 loss of the first two quarters of 2003. The loss per share of common stock was $0.02 for the first two quarters of 2004 and $0.02 for the same period of 2003.

      Some balance sheet items that reflect significant changes from December 31, 2003 to June 30, 2004 are: cash, up to $1,006,624 from $114,054; accounts receivable, up to $45,414 from $29,444; common stock subscribed, up to $1,116,250 from $300,800; and additional paid in capital, up to $8,902,336 from $8,329,609.

      The net loss of $449,295 in the first two quarters of 2004 was financed by the cash proceeds of the exercise of warrants for shares of common stock.

      OVERVIEW - RECENT DEVELOPMENTS

      During the first quarter of 2004, several of our markets for FlameOut(R) continued to develop. Key was the listing, after 32 months of testing, of FlameOut(R) on the QPL 5100-307 on May 5, 2003 by the United States Forestry Service for application in the fighting of wildfires. The listing for FlameOut(R) gives the firefighting industry a product with the capabilities to fight all types of fires using FlameOut(R) more efficiently and economically than with any other product while accomplishing these tasks in a totally environmentally risk-free environment.

      FlameOut(R) was successfully used in forest and wildland fires in California in late 2003 by the crews of Western Fire. The fast-acting capabilities of FlameOut(R) supported the marketing efforts of Western Fire with other crew bosses and product cache leaders. One of the most significant observations was that of the reduction and, in many cases, the prevention of re-ignition of fires in areas where FlameOut(R) was used.

      FlameOut(R)'s performance positioned Western Fire to be called out early in 2004 on several smaller fires. During June and July 2004, Western Fire had four crews on the Nuttals and Mt. Graham fires in Arizona. We shipped truckload orders to Western Fire. Western Fire, whose corporate headquarters are located at the Evergreen Aviation Air Base in Arizona, is using storage facilities at Evergreen Aviation for storing FlameOut(R) in order to fill the orders coming from area product caches in California, Arizona, Nevada, New Mexico and Colorado.

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

      A project in New Zealand initiated by the use of a Fire Caddy(TM) with FlameOut(R) to extinguish a 13.5-foot-tall tire on a mining truck which was on fire is progressing toward completion. This extraordinary accomplishment opened the doors of communications and negotiations between Just-In Case Fire and BHP Mining of Australia. Continued negotiations have resulted in the notification to Just-In Case Fire that BHP Mining has made the decision to equip all of their trucks and equipment with FlameOut(R) and the Fire Caddy(TM). BHP has 153 mines in Australia and New Zealand. The information received by Summit from Just-In Case Fire is for an annual supply contract of 500 tons of FlameOut(R) or 135,000 gallons. The resulting sales to us will amount to approximately $1,500,000.

      In June, several demonstrations were held in California and Nevada by management for the purpose of establishing dealers for marketing home safety systems utilizing all of our fire suppression products. The concept to be marketed by new dealers is the preparation of property owners to fight fires by having FirePower(TM) cans within the home, Hose Caddys(TM) on the garden hose, and a Fire Caddy(TM) for the dwellings and perimeter property protection using FlameOut(R) in all places of someone's property specifically in Reno, Lake Tahoe, Squaw Valley and Truckee, Nevada.

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

      On April 23, 2004, we went to the Evergreen testing facility for an additional demonstration of the Supertanker, accompanied by former United States Air Force Chief of Staff, General Mike Ryan. The purpose for our trip was to begin forming a mutual marketing alliance between Evergreen and Summit. The design of the alliance will be for the delivery of a WMD (biohazard nuclear exposure) platform. On July 27, 2004, Western Fire, Evergreen and Summit participated in a joint presentation held at Western's Corporate offices located on the Evergreen Air Base in Marana, Arizona. The meeting focused on presentations of response capabilities (Western), broad based applications (Evergreen) and problem solution (Summit) to representatives of FEMA, Homeland Security, Office of Energy Management, Arizona State Energy Management, Bureau of Land Management and local and forest firefighting crews. Presented at the meeting were two new additive products which utilize FlameOut(R) as its carrying agent. The two new additives are for bio-hazard decontamination, and for toxic spill remediation.

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

      Western Fire, our wildland/wildfire distributor in Arizona, represented us and exhibited FlameOut(R) in its booth with Darley Pumps. Darley Pumps Company is the largest manufacturer of pumps for firefighting equipment in the world. As a result of Western Fire's experience with compressed air foam systems and the introduction of FlameOut(R) into those systems, we began discussions with Darley Pumps for the purpose of private labeling FlameOut(R) for them.

      Several members of AmBiz Associates accompanied Keith Parker, our CEO, to the conference in order to get a perspective of FlameOut(R) and its potential impact within the Wildland/Wildfire arena.

      Additional marketing shows were attended in Arkansas (Arkansas Timber Producers Association and Arkansas Forestry Service) and Virginia (Southern Forest Association). The focuses were apprising the forestry departments of the Southeastern United States of the successful use of FlameOut(R) in California during November 2003 and the Evergreen Supertanker.

      In the last quarter of 2002, we began marketing FlameOut(R) to the logging industry. This venue was initiated when we were contacted by Bituminous Insurance Company, the oldest and largest underwriter of fire insurance coverage for equipment used in the logging industry. With insured equipment ranging from $275,000 to $650,000, Bituminous now takes the position that a product like FlameOut(R) must be present in extinguishers on insured equipment, or the logger will face a non-renewal status. For new equipment, the same requirement would be required for binding of coverage. We expanded the sale of FlameOut(R) to these customers from five gallon containers of FlameOut(R) concentrate to include 2 1/2 gallon and 6 liter extinguishers and brackets to mount the extinguishers. We began to package topper bottles (pre-measured bottles of FlameOut(R)) to be used to complete the fill of extinguishers out on the logging line. During 2003, we added endorsements from Santee Insurance Company and Lloyd's of London for marketing FlameOut(R) to their insureds. These companies now discount premiums from 15% to 25% when FlameOut(R) is installed on their insured equipment. We provide marketing materials to the senior underwriters of the insurance companies. They hold regional marketing meetings and disburse the materials to their field agents. The marketing directly of our products to a logging customer is handled mostly through the logger's insurance agent or local equipment suppliers we have set up as dealers. In April 2004, we attended the Arkansas Timber Producers Association meeting held on the grounds of International Paper. We demonstrated extinguishing fires (tire, diesel fuel, and hydraulic fluid) with the equipment which is currently recommended to the operators by Bituminous Insurance. We also introduced the Fire Caddy DC(TM), powered by a rechargeable battery and the Hose Caddy(TM). We also demonstrated the new FirePower(TM), which had been introduced on QVC on April 3, 2004. Logging supply dealers established in Virginia, South Carolina, and Alabama in 2003 have seen increased sales during the second quarter of 2004.

      Due to stiff regulatory guidelines with regards to portable fire extinguishers, the approval of our aerosol can fire extinguisher prompted our competitors to create a myriad of road blocks, attempting to prevent us from competing in some of our target venues. One of our initial venues was to market FirePower (TM) on QVC. In order to complete this targeted goal, we accomplished the following:

            o Completed the NFPA 10 certification tests for both chemical contents (ANSI/UL 711) and the container (ANSI/UL 8).

            o Obtained a validated listing number from Applied Research Laboratories for listing FirePower(TM) as a legally tested, certified, and insured product.

            o     Completed Quality Assurance at QVC.

            o     Secured programming approval at QVC.

            o Obtained certification confirmation from United Parcel Service on the shipping classification for FirePower(TM) as "aerosol non-flammable". This allows FirePower(TM) to be shipped as any other product and not as hazardous material.

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

FirePower(TM) successfully aired on QVC in April, May and June and on August 3, 2004.

      OUTLOOK

      The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

      We are continuing our work with American Business Associates (AmBiz). AmBiz is assisting us with introductions into military, homeland security and emergency management venues, with retailing some of our products and with development and financing for future special projects. More about AmBiz can be found at www.americanbusinessassociates.com. With retired Air Force Chief of Staff General Mike Ryan assisting with our efforts, we have submitted FlameOut(R) and FlameOut(R) Foam to the United States Air Force chemical testing center at Tyndal Air Force Base in Florida. Our FlameOut(R) Foam (AFFF Replacement) and FlameOut(R) are now undergoing toxicity testing and efficacy tests. Our plans for FlameOut(R) with US Air Force C-130 tankers for wildfires will take us to the testing center at Little Rock, Arkansas during the third quarter of 2004.

      Our FlameOut(R) was used in some of the fighting of wild fires in California, Arizona, and Canada during 2003. We saw much more activity in May, June and July 2004 in Arizona with FlameOut(R) being ordered by the product caches to the front lines of the Nuttals fire and the Mt. Graham Observatory fire. Western Fire ordered a large inventory of FlameOut(R) in order to facilitate these emergency type orders which are occurring and will occur with little or no warning.

      President Bush signed the Healthy Forest Initiative. We immediately met with our US Congressman for the purpose of presenting FlameOut(R) as the answer to the problems which have occurred from "pre burns". It is a given that one will get out of control. It is just not known where. Our lobbying efforts focus on the non-toxic and biodegradable benefits of FlameOut(R), as a politically popular answer for the solution of these issues when they occur. We made presentations to FEMA, Homeland Security, Arizona State Emergency Management, Office of Emergency Management, and Bureau of Land Management representatives on July 27, 2004, in conjunction with Western Fire and Evergreen Aviation. The focus of the meeting was centered on emergency response to toxic spills and biohazard potentials. The previous successful demonstration of the use of the Evergreen Supertanker to disperse FlameOut(R) over a path 100 to 125 feet wide for 20,000 feet has brought about the addition of our remediation formula for spill response. We have also developed a decontamination additive to add to FlameOut(R) to expand the encapsulation capabilities where FlameOut(R) Plus can be expelled for remediation of toxic spills and decontamination of potential biohazard exposure. Type 6 and Type 3 emergency response trucks, the Fire Caddy(TM), and the new DC Caddies(TM) are also capable of effectively dispersing FlameOut(R) plus its new additives.

      Western Fire, our distributor in Casa Grande, Arizona, has been holding training classes for wildland fire fighting crews in Arizona, New Mexico, Colorado, California and Nevada for the purpose of teaching fire fighting crews how to use FlameOut(R) in the fighting of wildfires. New compressed-air foam systems are now being introduced as fire fighting equipment. These systems display properties of FlameOut(R) that were unknown until FlameOut(R) was introduced through these types of systems. Western is the licensed procurement office for several large municipal fire departments, even as far away from Arizona as the District of Columbia. Western Fire began moving pallets of FlameOut(R) on to the fire lines recently in fires in Arizona (June - July
2004). These newly trained and graduated fire crews - when separate from Western Fire's crews - are now coming to wildfires asking for FlameOut(R) from the Fire Cache.

      On April 22, 2004, Western Fire was dispatched for its first brush fire of the season. A twenty-acre brush fire was reported at the Picacho Reservoir in Pinal County, which reservoir has been a dry lake for a number of years due to the prolonged drought in the southwest. Western Fire sent crews and Type 3 and Type 6 compressed air foam (CAF) engines loaded with FlameOut(R) fire fighting foam. Initial attack began early that evening using FlameOut(R) as a wetline to flank the advancing brush fire. Because of FlameOut(R)'s unique ability to be used as a retardant, the fire could not advance through the FlameOut(R) wetline and was contained to a brush fire allowing Western Fire wildland firefighters to begin mop up operations. The fire was in heavy brush and mesquite trees. Again FlameOut(R) worked beyond everyone's expectations, especially in keeping the fire contained instead of becoming a wildfire, and in putting out stumps' underground root system fires that kept the crews working all night. By morning the brush fire was completely out with no reported rekindling

      Earlier the next afternoon Western Fire was dispatched for a mutual aid call by the Northern Pinal Fire Department as a possible brush fire in an unincorporated area of Pinal county. Once on scene, it was found to be a 40 foot cargo container on fire on a homeowner's property in an urban interface area. The homeowner had been welding on the metal cargo container setting off a fire inside filled with Class A materials. The fire was burning so hot that paint was melting on the outside. Again FlameOut(R) was deployed from a Western Fire Type 6 CAF engine to easily cool the outside of the container and then within minutes extinguished the contents inside the cargo container. The combination of a compressed air foam system and unique abilities of FlameOut(R) foam easily mitigated the fire with minimal water damage. In early May 2004, we were asked to furnish warehousing locations and central phone numbers by the United States Forestry Service. Also, we were asked to supply a potential list of customers who have been exposed to FlameOut(R). These exposures effects have been completed by Western Fire and Just-In Case Fire and represent over 235 companies and wildland fire fighting agencies and departments. Further locations were provided for fires where FlameOut(R) has been used including and since The Old Fire in California in November 2003. Western Fire crews returned from the Nuttals and Mt. Graham fires on July 21, 2004. They were the last crew to leave the fire lines. Reports coming from the Western Fire Crews and others center around FlameOut(R) being the first product these crews have used that successfully prevents re-ignition once the fires are extinguished. We feel this will be one of the primary observations that will begin to produce increased requests for FlameOut(R) by the fire crews to the fire caches.

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

      Through one of the associates of AmBiz, we presented the Fire Caddy DC(TM) and the Hose Caddy(TM), along with the original Fire Caddy(TM), FlameOut(R) and FirePower(TM) to representatives of USAA Insurance in May 2004. This resulted in the preparation of these products for listing in the USAA members catalog. Initial discussions were held on how to introduce the product to USAA's insured policyholders, potentially discount premiums and the effects on tracking claim experience. Though this is in its preliminary stages, we think that this will be a coming venue in 2005. We successfully have entered the logging industry with Bituminous Insurance and other insurers. Now, two years into the program, the insurance companies are seeing loss reductions. In an effort to increase this very profitable marketing effort, we hired an Executive Vice President - Marketing beginning August 2, 2004. Mr. Joe Hoffman will begin working directly with the Bituminous field representatives, the independent agencies writing business for Bituminous, logging supply locations and some of the larger logging companies. Mr. Hoffman's extensive manufacturing and oil field background has led to Bituminous's request that we expand our efforts into the area of their insured oil and petroleum exploration and production companies.

      During the first week of March 2004, members of AmBiz accompanied us to the IAFC Wildland/Wildfire Conference in Reno, Nevada. During April 2004, AmBiz partner, General Mike Ryan (retired United States Air Force, Chief of Staff - September 2003) attended a demonstration drop of FlameOut(R) from the Evergreen 747 Supertanker, dispersing 10,000 gallons of FlameOut(R) mixed with water at a 6% solution. Weather computers were strategically stationed in areas of the drop path. They registered significant decreases in temperature, heat indexes and barometric pressure, with increasing humidity, surface wind speed and dew point. We are planning a joint presentation to the U.S. Department of the Interior and the U.S. Forestry Service featuring the life saving, property saving, quick response and environmental advantages from dispersing FlameOut(R) over large areas of wild fires from the Supertanker. We will be focusing on the capabilities of FlameOut(R) to build fire breaks, prevent toxic exposure to firefighters and the environment along with structure protection. In July 2004, we met with additional AmBiz members for the purpose of preparing our strategy for the development of an infomercial utilizing all of the fire safety devices using FlameOut(R): FirePower(TM), Hose Caddy(TM), and Fire Caddy(TM), and the retail roll-out of FlameOut(R) with a large retailer.

      Just-In Case estimates that it can sell 100,000 Caddy units during 2004 and 2005. This would provide sales of 250,000 to 500,000 gallons of FlameOut(R) depending on the breakdown of each of the Fire Caddy Products. In late July 2004, Just-In Case ordered a large inventory of FlameOut(R) which will be warehoused in Montana. This will give us two western United States locations to disperse FlameOut(R) from as orders come from the Fire Cache leaders on the front lines of wildfires.

      During the period March 3-5, 2004 our involvement with Evergreen Aviation, through our distributor Western Fire, was introduced to the fire fighting community at the NFPA Wildland Wildfire Conference in Reno, Nevada. Evergreen has equipped a SuperTanker (a converted 747) with a large, compressed air foam system. This system can disperse 24,000 gallons of FlameOut(R) mixed with water along a path of foam 100 feet wide for 25,000 feet in a continuous drop - or in segmented drops, if necessary. The largest aerial application currently in use in the industry is capable of one continuous drop for only 2,080 feet. On July 27, 2004, a joint presentation of Western Fire, Evergreen, and Summit was made to representatives from FEMA, Homeland Security, Office of Emergency Management, Arizona Office of Emergency Management and others.

      The Evergreen Aviation SuperTanker can also be used to disperse remediation products on oil spills. We own the exclusive marketing rights to a remediation technology obtained from Dr. Mohsen Amiran in 2003. While all of our successful testing has been centered on FlameOut(R) in the SuperTanker CAF system, our remediation product is planned for usage on oil spills. During April 2004, three demonstration drops were conducted with the Supertanker. Each drop consisted of 10,000 gallons of water/FlameOut(R) mix (6% FlameOut(R)) for the purpose of showing how FlameOut(R) will blanket and cover the areas targeted by the Supertanker. The drops revealed a complete saturation of all vegetation and penetration of the canopy to completely cover the ground. During the drops, a significant decrease in temperature was recorded on weather computers. At one of the demonstrations, over 50 people representing the United States Forestry Service, Bureau of Land Management, Arizona State Fire, Aire Tanker Operations, and Hazardous Materials Departments were present. We are beginning an interface phase with FlameOut(R) where the attributes of the products fire fighting and environmental capabilities are being introduced into many various methodologies of wildland fire fighting. The addition of our decontamination additive to FlameOut(R) presents a solution for biohazard potential. In addition, these two additives to FlameOut(R) for remediation and decontamination can be dispersed for Type 3 and Type 6 emergency response trucks and the Fire Caddy(TM).

      We project logging-related sales in excess of $150,000 for 2004. In 2003 we established logging-related dealers in Texas, Louisiana, Mississippi, Alabama, Georgia, South Carolina, North Carolina, Virginia, West Virginia, Wisconsin and Minnesota. During the first week of May, we presented FlameOut(R) and the Fire Caddy(TM) system to the Forest Resource Association at a joint outdoor logging show held on the property of International Paper Company in Arkansas. Specially established control burns using FlameOut(R) and Fire Caddy(TM) systems were approved in order to enhance our presentations. We attended Arkansas State Forestry and Southern Forestry Association meetings in May and June respectively. The addition of our Executive Vice-President - Marketing will begin to increase sales in all of these venues.

      On April 3, 2004, FirePower was introduced for the first time on QVC. We performed live, on-air demonstrations of FirePower(TM)'s amazing capabilities. FirePower(TM) has been approved for programming as "Today's Special Value" in long term planning. This type of promotion involves conducting 8 to 10 appearances in a 24-hour period.

      We have experienced additional airings in May and June with the most recent airing of FirePower(TM) being August 3, 2004, during QVC's fire prevention show. We have submitted artwork and packaging to Home Shopping Network for the airing of FirePower(TM). We met with representatives from AmBiz for the purpose of a 30-minute infomercial involving FirePower(TM) utilizing the Hose Caddy(TM) and Fire Caddy(TM).

      FirePower(TM) was approved for inclusion in the WW Grainger "red catalog" for 2005 that went to press in May 2004. We anticipate the first order for product late in the third quarter or early in the fourth quarter 2004.

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

Item 3. Controls and Procedures

      Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the

Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

      Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

      No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

            2.1 Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc. and Summit Technologies, Inc.**

            3.1 Articles of Incorporation of Summit Environmental Corporation, Inc.*

            3.1.1 Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

            3.2         Bylaws of Summit Environmental Corporation, Inc.*

            10.1 1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

            10.3 Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or Poder 24)*

            10.4        Limited Exclusive Marketing Bilateral Agreement among B.
                        Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a Moonlighting International, and Summit Technologies, Inc. (FireKare, FirePower 911(TM), Super Cold Fire, and Flame Out(R))*

            10.6 Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

            10.7 November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

            10.8 2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

            31 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 10, 2004

                                      Summit Environmental Corporation, Inc.


                                      By   /s/ B. Keith Parker
                                        ----------------------------------------
                                        B. Keith Parker, Chief Executive Officer

                     Summit Environmental Corporation, Inc.
                          Commission File No. 333-48659

                                  EXHIBIT INDEX

                                   FORM 10-QSB
                       For the quarter ended June 30, 2004

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

    Exhibit No.                     Description
    -----------                     -----------

            2.1 Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc. and Summit Technologies, Inc.**

            3.1 Articles of Incorporation of Summit Environmental Corporation, Inc.*

            3.1.1 Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

            3.2         Bylaws of Summit Environmental Corporation, Inc.*

            10.1 1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

            10.3 Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or Poder 24)*

            10.4        Limited Exclusive Marketing Bilateral Agreement among B.
                        Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a Moonlighting International, and Summit Technologies, Inc. (FireKare, FirePower 911(TM), Super Cold Fire, and Flame Out(R))*

            10.6 Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

            10.7 November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

            10.8 2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

            31 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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