Form 10QSB
period 2004-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2004-11-22
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of September 30, 2004, there 23,215,594 were shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis or Plan of Operation           15

Item 3.  Controls and Procedures                                             28

PART II - OTHER INFORMATION                                                  29

Item 1.  Legal Proceedings                                                   29

Item 2.  Unregistered Sales of Equity Securities                             29

Item 3.  Defaults Upon Senior Securities                                     29

Item 4.  Submission of Matters to a Vote of Security Holders                 29

Item 5.  Other Information                                                   30

Item 6.  Exhibits and Reports on Form 8-K                                    30

SIGNATURES                                                                   31

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

Condensed Balance Sheets September 30, 2004 (Unaudited) and
    December 31, 2003 (Audited)                                               4
Statements of Operations (Unaudited) Three Months Ended September 30,
    2004 and 2003 and Period from August 14, 1997 to September 30, 2004       5
Statements of Operations (Unaudited) Nine Months Ended September 30,
    2004 and 2003                                                             6
Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2004
    and 2003 and Period from August 14, 1997 to September 30, 2004            7
Notes to Financial Statements (Unaudited)                                     8

                  SUMMIT ENVIRONMENTAL CORPORATION, INC.
                      (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                  September 30, 2004   December 31, 2003
                                                                      (unaudited)        (unaudited)
                                                                  ------------------   -----------------
                                   ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                           $    684,943       $    114,054
  Accounts Receivable, Less Allowance of $166,321                           42,281             29,444
  Note receivable - related party, less allowance of 20,496                     --                 --
  Inventory                                                                267,985            209,694
  Prepaid Expenses                                                         119,542             79,916
                                                                      ------------       ------------
      Total Current Assets                                               1,114,751            433,108
                                                                      ------------       ------------

PROPERTY AND EQUIPMENT AT COST
  Property and Equipment                                                    78,505             58,235
  Leasehold Improvements                                                    13,877             13,760
  Accumulated Depreciation and Amortization                                (50,367)           (41,868)
                                                                      ------------       ------------
      Net Property and Equipment                                            42,015             30,127
                                                                      ------------       ------------

OTHER ASSETS
  Prepaid Royalties                                                        511,859            511,859
  Deposits                                                                   2,180              2,180
  Patents and Licenses (net of accumulated amortization of
    $962,979 and $841,227, respectively)                                 1,587,221          1,708,973
                                                                      ------------       ------------
      Total Other Assets                                                 2,101,260          2,223,012
                                                                      ------------       ------------

TOTAL ASSETS                                                          $  3,258,026       $  2,686,247
                                                                      ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                    $        812       $     71,730
  Notes Payable                                                                                39,500
  Accrued Liabilities                                                       21,364             32,588
                                                                      ------------       ------------
      Total Current Liabilities                                             22,176            143,818
                                                                      ------------       ------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued
  Common stock, par value $.001; 40,000,000
    shares authorized, 23,215,594 & 16,899,194
    shares issued and outstanding respectively                              23,216             16,900
  Common stock subscribed                                                                     300,800
  Additional Paid in Capital                                            10,046,548          8,329,609
  Deficit Accumulated in Development Stage                              (6,808,914)        (6,079,880)
  Treasury Stock                                                           (25,000)           (25,000)
                                                                      ------------       ------------
      Total Stockholders' Equity                                         3,235,850          2,542,429
                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  3,258,026       $  2,686,247
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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,             PERIOD FROM
                                                    ----------------------------  AUGUST 14, 1997 TO
                                                        2004            2003      SEPTEMBER 30, 2004
                                                    ------------    ------------  ------------------
SALES                                               $     24,226    $     49,483    $    971,968

COST OF SALES                                             13,762          30,948         776,306
                                                    ------------    ------------    ------------

GROSS PROFIT                                              10,464          18,535         195,662
                                                    ------------    ------------    ------------

OPERATION EXPENSES
  Selling, general, and administrative expenses          248,397         149,309       5,972,151
  Amortization                                            40,584          40,584         972,676
  Depreciation                                             2,805           2,805          75,336
                                                    ------------    ------------    ------------
      Total operating expense                            291,786         192,698       7,020,163
                                                    ------------    ------------    ------------

NET EARNINGS (LOSS) FROM OPERATIONS                     (281,322)       (174,163)     (6,824,501)

OTHER INCOME
  Interest income                                          2,080             171          64,350
  Interest expense                                          (484)             --         (18,037)
  Royalty income                                             574                             574
  Gain/Loss on Sale of Asset                                  --              --          (2,753)
  Miscellaneous                                             (587)             --          30,447
                                                    ------------    ------------    ------------
      Total other income (expense)                         1,583             171          74,581
                                                    ------------    ------------    ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                          (279,739)       (173,992)     (6,749,920)
                                                    ------------    ------------    ------------

Cumulative effect on prior years of the change
in accounting principle, net of tax                           --              --        (119,594)
                                                    ------------    ------------    ------------

NET LOSS                                            $   (279,739)   $   (173,992)   $ (6,869,514)
                                                    ============    ============    ============

NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE        $      (0.01)   $      (0.01)   $      (0.54)

Cumulative effect on prior years of the change in
accounting principle                                          --              --           (0.01)
                                                    ------------    ------------    ------------

NET EARNINGS (LOSS) PER SHARE                       $      (0.01)   $      (0.01)   $      (0.55)
                                                    ============    ============    ============

WEIGHTED AVERAGE SHARES                               20,628,982      16,732,889      12,517,621

   The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   ----------------------------
                                                       2003            2,004
                                                   ------------    ------------
SALES                                              $    163,713    $    137,154

COST OF SALES                                            80,130          78,995
                                                   ------------    ------------

GROSS PROFIT                                             83,583          58,159
                                                   ------------    ------------
OPERATION EXPENSES
  Selling, general, and administrative expenses         681,100         477,415
  Amortization                                          121,752         122,290
  Depreciation                                            8,499           8,415
                                                   ------------    ------------
      Total operating expense                           811,351         608,120
                                                   ------------    ------------

NET EARNINGS (LOSS) FROM OPERATIONS                    (727,768)       (549,961)

OTHER INCOME
  Interest income                                         2,637           1,075
  Interest expense                                       (1,636)             --
  Royalty income                                            574           1,956
  Gain/Loss on Sale of Asset                                 --              --
  Miscellaneous                                          (2,841)             --
                                                   ------------    ------------
      Total other income (expense)                       (1,266)          3,031
                                                   ------------    ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF THE
CHANGE IN ACCOUNTING PRINCIPLE                         (729,034)       (546,930)
                                                   ------------    ------------
Cumulative effect on prior years of the change
in accounting principle, net of tax                          --              --
                                                   ------------    ------------

NET LOSS                                           $   (729,034)   $   (546,930)
                                                   ============    ============
NET LOSS PER SHARE BEFORE CUMULATIVE
EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE       $      (0.04)   $      (0.03)

Cumulative effect on prior years of the change in
accounting principle                                         --              --
                                                   ------------    ------------

NET EARNINGS (LOSS) PER SHARE                      $      (0.04)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE SHARES                              19,193,841      16,087,597


   The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,              PERIOD FROM
                                                          --------------------------   AUGUST 14, 1997 TO
                                                             2004            2003      SEPTEMBER 30, 2004
                                                          -----------    -----------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $  (729,034)   $  (486,330)      $(6,808,914)
  Adjustments to reconcile net earnings (loss) to cash
  used in operating activities
    Amortization                                              121,752        122,290           972,676
    Bad debt expense                                               --             --           200,778
    Provision for inventory losses                                                             364,485
    Cumulative effect of change in accounting principle            --             --           119,594
    Depreciation                                                8,499          8,415            75,336
    Gain (loss) on sale of assets                                  --             --             2,753
    Recission of Lady Burd asset purchase agreement                --             --            50,000
    Common stock issued for services                           89,705          4,200           558,779
    Change in assets and liabilities
      Accounts receivable                                     (12,837)       (91,178)         (258,794)
      Note receivable                                              --             --                --
      Inventory                                               (58,291)        61,598          (726,915)
      Prepaid expenses and deposits                           (39,626)          (632)         (539,136)
      Accounts payable                                        (70,918)         9,933               812
      Accrued liabilities                                     (11,224)           949            21,364
                                                          -----------    -----------       -----------
        Net cash used in operating activities                (701,974)      (370,755)       (5,967,182)
                                                          -----------    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                       (20,387)        (2,435)         (107,108)
  Organization costs                                               --             --          (129,291)
  Acquisition of licenses/patents                                  --                         (110,000)
  Proceeds from sale of equipment                                  --             --            47,440
                                                          -----------    -----------       -----------
        Net cash used in investing activities                 (20,387)        (2,435)         (298,959)
                                                          -----------    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                    --             --            46,054
  Loan principal repayments                                   (39,500)            --          (106,490)
  Loan principal repayments - related party                        --             --          (134,265)
  Proceeds from sale of stock                               1,332,750        341,500         7,145,785
                                                          -----------    -----------       -----------
        Net cash provided by financing activities           1,293,250        341,500         6,951,084
                                                          -----------    -----------       -----------

NET INCREASE (DECREASE) IN CASH                               570,889        (31,690)          684,943

Cash - Beginning of Period                                    114,054        195,762                --
                                                          -----------    -----------       -----------

Cash - End of Period                                      $   684,943    $   164,072       $   684,943
                                                          ===========    ===========       -----------

SUPPLEMENTAL CASH FLOW INFORMATION
  Noncash investing and financing activities
    Issuance of 360,000 shares of common stock at
      $0.32 per share for marketing rights                $        --    $   115,200       $   115,200


   The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)


The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2003 has been taken from the company's audited financial statements at that date. The balance sheet at September 30, 2004, the statement of operations for the three months and the nine months ended September 30, 2004, the three months and the nine months ended September 30, 2003 and the period from August 14, 1997 to September 30, 2004, and the statement of cash flows for the nine months ended September 30, 2004, the nine months ended September 30, 2003 and the period from August 14, 1997 to September 30, 2004 have been prepared by the company without audit. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results, which may be expected for the fiscal year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements of the company for the year ended December 31, 2003.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)


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

         The estimated service lives used in determining depreciation and amortization are:

                  Description                           Estimated Service Life
                  -----------                           ----------------------
                  Office furniture and equipment               5-7 years
                  Leasehold improvements                       4 years

         Advertising and Marketing

         Advertising and marketing costs are expensed as incurred, which totaled $16,490 and $1,140 for the third quarters of 2004 and 2003, respectively. Advertising and marketing costs totaled $37,122 and $6,680 for the nine months ended September 30, 2004 and 2003, respectively.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)


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

4.       LEASES

         The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $11,112 and $11,492 for the third quarters of 2004 and 2003, respectively. Rent expense for all operating leases was $36,334 and $34,860 for the nine months ended September 30, 2004 and 2003, respectively.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)


         At June 30, 2004, there were 395,000 options to purchase shares of common stock outstanding pursuant to the Plan.

         Warrants

         There were 2,256,500 warrants outstanding at December 31, 2003, all of which were exercisable at $0.25 per share through June 11, 2004. During the first quarter of 2004, warrants were issued to acquire 640,000 shares of common stock for $0.50 per share through January 30, 2005 in connection with a private placement offering. During the second quarter of 2004, the company issued 1,000,000 warrants to purchase shares at $1.00 per share, expiring May 7, 2005 and 621,250 warrants to purchase shares at $0.50 per share, expiring January 30, 2005 in connection with two private placements. There were 2,258,500 warrants exercised at $0.25 per share during the second quarter. There were 843,000 warrants that expired on September 10, 2004. Currently there are 416,250 warrants exercisable at $1.00 expiring November 9, 2004.

6.       RELATED PARTY TRANSACTIONS

         The following transactions occurred between the company and related parties:

         The company and another business with common shareholders share office space and the related expenses.

         The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and $.35 per 1 liter can of FirePower(TM) and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $511,859 as of both December 31, 2003 and September 30, 2004.

7.       CONCENTRATIONS

         Approximately 63 percent of the sales in the third quarter of 2004 were made to four customers and 68 percent of the sales in the third quarter of 2003 were made to two customers.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)


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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)

10.      SIGNIFICANT ADJUSTMENTS

         The company recorded an adjustment to correct September 30, 2003 revenues as a result of an improperly recorded sale in the third quarter of 2003. The effect of this correction decreases revenues by $79,000 and cost of sales by $18,400 at September 30, 2003. The accompanying financial statements have been adjusted for these events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2004 COMPARED TO THIRD QUARTER OF 2003

         Summit Environmental's sales for Q3 2004 were 49 percent of Q3 2003 sales - $24,226 in Q3 2004 compared to $49,483 in Q3 2003. Gross margin was 43.2 percent for Q3 2004 compared to 37.5 percent for Q3 2003. Sales have not reached a level to generate consistent gross margin percentages.

         Operating expenses increased 51.4 percent during Q3 2004 over Q3 2003. Operating expenses increased by $99,088 from $192,698 in Q3 2003 to $291,786 in Q3 2004. The increase was due primarily to salary for a new position, vice-president of marketing, and advertising expense.

         Amortization and depreciation were $43,389 in Q3 2004 and in Q3 2003.

         Summit had a net loss from operations of $281,322 for Q3 2004, up from a net loss of $174,163 for Q3 2003, a $106,159 or a 62 percent increase. The net loss was attributed primarily to the $99,000 increase in selling, general and administrative expenses.

         RESULTS OF OPERATIONS - FIRST THREE QUARTERS OF 2004 COMPARED TO FIRST THREE QUARTERS OF 2003

         Sales from operations were $163,713 for the first three quarters of 2004 compared to sales of $137,154 for the first three quarters of 2003, a 19 percent increase. Gross margin on these sales was 51.1 percent in the first three quarters of 2004 and 42.4 percent in the first three quarters of 2003. The improvement in gross margin was attributable to higher margin products being sold.

         Operating expenses were up to $811,351 for the first three quarters of 2004 compared to $608,120 for the first three quarters of 2003, an increase of $203,231 or 33.4 percent, almost all of the increase being attributed to Increased presence in trade shows, travel, advertising, and commissions for sales force.

         We experienced a net loss of $729,034 in the first three quarters of 2004, up 33.3 percent from the $546,930 loss of the first three quarters of 2003. The loss per share of common stock was $0.04 for the first three quarters of 2004 versus $0.03 for the same period of 2003.

         Some balance sheet items that reflect significant changes from December 31, 2003 to September 30, 2004 are: cash, up to $684,943 from $114,054; accounts receivable, up to $42,281 from $29,444; prepaid expenses, up to $119,542 from

$79,916; property and equipment, up to $78,505 from $58,235; and accounts payable, down to $812 from $71,730.

         The net loss of $729,034 in the first three quarters of 2004 was financed in part from $130,251 in amortization and depreciation and the balance by $1,332,750 in proceeds from the sale of stock.

         OVERVIEW - RECENT DEVELOPMENTS

         During the first quarter of 2004, several of our markets for FlameOut(R) have continued to develop. Key was the listing, after 32 months of testing, of FlameOut(R) on the QPL 5100-307 on May 5, 2003 by the United States Forestry Service for application in the fighting of wildfires. The listing for FlameOut(R) gives the firefighting industry a product with the capabilities to fight all types of fires using FlameOut(R) more efficiently and economically than with any other product while accomplishing these tasks in a totally environmentally risk-free environment.

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

         FlameOut(R)'s performance positioned Western Fire to be called out early in 2004 on several smaller fires. During June and July 2004, Western Fire had four crews on the Nuttals and Mt. Graham fires in Arizona. We shipped truckload orders to Western Fire. Western Fire, whose corporate headquarters are located at the Evergreen Aviation Air Base in Arizona, is using their warehousing facilities at Evergreen Aviation for a large order of FlameOut(R) to help prepare for orders anticipated from area product caches in California, Arizona, Nevada, New Mexico and Colorado.

         During July, we continued to prepare for what had been predicted by industry experts in wildland firefighting in January and February 2004 as the front end of the worst wildland wildfire season in history. In preparation we shipped a large inventory to warehousing in Butte, Montana. The United States Forestry Service contacted us in February inquiring about depot locations, as they planned for a projected catastrophic season. As of September, unusual weather patterns had produced more rain, reducing high temperatures and high heat. In retrospect, what was expected to be a catastrophic fire season has resulted in the calmest fire season in the past ten years. During this time, we developed a relationship with the California Department of Forestry. CDF, as it is referred to, is an organization very similar to the United States Forest Service. We are currently working with them with assistance from Western Fire and BioGenesis to develop a requested bid specification for FlameOut(R). The bid specification is to be submitted for inclusion by CDF in the Spring of 2005.

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

         A project in New Zealand initiated by a dealer established from our logging efforts began when a Fire Caddy(TM) with FlameOut(R) was used to extinguish a burning tire on a mining truck which was 13.5-foot-tall. This extraordinary accomplishment opened the doors of communications and negotiations between Just-In Case Fire and BHP Mining of Australia. Continued negotiations have resulted in the notification to Just-In Case Fire that BHP Mining has made the decision to equip all their trucks and equipment with FlameOut(R) and the new Fire Caddy(TM) DC. BHP has 153 mines in Australia and New Zealand. Information received by Summit from Just-In Case Fire is for an annual supply contract of 500 tons of FlameOut(R) or 135,000 gallons. When initiated, the resulting sales will generate Summit annual amounts of approximately $1,500,000. As of September 2004, Just-In Case Fire was in the final stages of completing the first of the 12-volt DC Caddy units. They will be used to provide the extinguishing apparatus for the FlameOut(R) used on the mining trucks of BHP.

         In June, demonstrations were held in California and Nevada by management for the purpose of establishing dealers for marketing home safety systems utilizing all of our fire suppression products. The concept to be marketed by new dealers is the preparation of property owners to fight fires by having FirePower(TM) cans within the home, Hose Caddys(TM) on the garden hose, and a Fire Caddy(TM) for the dwellings and perimeter property protection using FlameOut(R) in all places of someone's property specifically in Reno, Lake Tahoe, Squaw Valley and Truckee, Nevada. During the third quarter 2004, we developed a trailer system that has all of the necessary equipment for the introduction and demonstration of these systems. We have introduced in the Southeast part of the United States and Southern California these demonstration trailers in an attempt to secure more dealers for FlameOut(R) and some of our newly developed homeland security product.

         In August 2003, we executed a master distribution agreement with Western Fire Inc. of Casa Grande, Arizona for the purpose of marketing FlameOut(R) to the various state and federal forestry services. Western has its own fleet of specialty equipment trucks that are called into action by the various incident commanders in the event of wildfire. In September 2003, Western introduced Summit to its customer, Evergreen International Aviation. We were invited to participate in a new project, a field testing program to determine if FlameOut(R) would be compatible in a new delivery system utilizing a converted Boeing 747 aircraft. It is. This aircraft utilizes a large compressed air foam system carrying 24,000 gallons of FlameOut(R) within its payload. The Evergreen Super Tanker is capable of dispensing a single foam blanket 100 feet wide for 25,000 feet or segmented drops if needed. FlameOut(R) is the only non-toxic product approved by the United States Forestry Service. A demonstration drop of FlameOut(R) from the Supertanker can be viewed by going to the Summit website, www.summitenvironmental.com. From the homepage, click on "Links" and then click "Evergreen" from the links page.

         On April 23, 2004, we went to the Evergreen testing facility for an additional demonstration of the Supertanker, accompanied by former United States Air Force Chief of Staff, General Mike Ryan. The purpose for our trip was to begin forming a mutual marketing alliance between Evergreen and Summit. The design of the alliance is to extend the delivery of capabilities from the supertanker which included a WMD (biohazard nuclear exposure) platform. On July 27, 2004, Western Fire, Evergreen and Summit participated in a joint presentation held at Western's Corporate offices located on the Evergreen Air Base in Marana, Arizona. The meeting focused on presentations of response capabilities (Western), broad based applications (Evergreen) and problem solution (Summit) to representatives of FEMA, Homeland Security, Office of Energy Management, Arizona State Energy Management, Bureau of Land Management and local and forest firefighting crews. Presented at the meeting were two new additive products which utilize FlameOut(R) as its carrying agent. The two new additives are a bio-hazard decontamination agent, and our remediation response products designed to address toxic spills on land or water. The various representatives in attendance saw applications for many possible scenarios. We returned to the Pinal Air Base in August to participate in fire and explosion extinguishing demonstrations in conjunction with Western Fire, several southern Arizona sheriff's departments and the Department of Defense explosives teams to measure FlameOut(R)'s effect responding to fire scenarios initiated by criminals or terrorist elements. Attending this demonstration were representatives from the Taiwan Nuclear Authority (Vasa Group) and the W.S. Darley Company (Odin Foam Division). These two entities will be discussed further herein. FlameOut(R) performed beyond expectations. Requests for additional products resulted from the introduced concept of FlameOut(R) as a carrying agent. The solution for potential dangerous and hazardous exposure situations was established among the various groups in attendance. One such product requested to be developed is FlameOut(R) with Pepper Spray which could be used as a criminal apprehension tool. The Merlin, a backpack, CAF system could be used as the device to dispense the chemical.

         During the first week of March 2004, we attended the International Association of Fire Chief's Wildland/Wildfire Conference in Reno, Nevada. FlameOut(R) was showcased by two of our distributors at separate locations in the Exhibits Hall.

         Just-In Case Fire of Calgary, Alberta operated out of the Summit exhibit space showcasing Fire Caddy(TM), the new DC Caddy(TM), Hose Caddy(TM), FirePower(TM) and FlameOut(R) concentrate. Just-In Case Fire was assisted in their presentations by several members of the Canadian Forestry Service, who had actual experience using FlameOut(R) during the end of the fire season of 2003.

         Western Fire, our wildland/wildfire distributor in Arizona, represented us and exhibited FlameOut(R) in its booth with the W.S. Darley Company. Darley Pumps are one of the most desired pumps for firefighting equipment in the world. As a result of Western Fire's experience with compressed air foam systems and the introduction of FlameOut(R) into those systems, we began discussions with Darley Pumps for the purpose of recommending FlameOut(R) to be sold in conjunction with their CAF system and distributing FlameOut(R) and FirePower(TM) through Darley's fire fighting equipment catalogs.

         Several members of AmBiz Associates accompanied Keith Parker, our CEO, to the conference in order to get a perspective of FlameOut(R) and its potential impact within the Wildland/Wildfire arena. This would serve as an informational gathering, so as to provide the entire AmBiz body more information in order for our development of a marketing strategy.

         Additional marketing shows were attended in Arkansas (Arkansas Timber Producers Association and Arkansas Forestry Service) and Virginia (Southern Forest Association). The focus of our attention was to apprise the forestry departments of the Southeastern United States of the successful use of

FlameOut(R) in California during November 2003 and the introduction of the Evergreen Supertanker. During the Southern Forestry Association Meeting in Virginia, we were invited to participate in this year's Southern Forestry National Association meeting and to be a presenter in 2005. While participating in the Virginia show we were introduced to Forestry Supply Company. This supply company sells products to logging crews and wildland wildfire crews. Located in Jackson, Mississippi, the site of the National Southern Foresters Meeting, this led to the opportunity to meet with their management in September 2004. Our attendance at the Jackson conference led to a scheduled demonstration of FlameOut(R) with the Jackson, Mississippi Fire Department. This demonstration was successful from the point of gaining a new customer and from acquiring new imagery showing the fast acting and economical aspects of FlameOut(R). Pictures of this event are available on our website, www.summitenvironmental.com.

         In August, we were an exhibitor at the International Association of Fire Chief's Conference in New Orleans. A byproduct of our attendance at this meeting gave us the opportunity to expand our relationship with the W.S. Darley Company which began in Reno in March.

         Two previously discussed developments emerged as a result of this meeting. We previously supplied Darley some FlameOut(R) samples to utilize in the Compressed Air Foam (CAF) Systems at their Odin Foam Division facility. CAF systems are one of the fastest growing segments of the fire fighting apparatus industry. The W.S. Darley Company is one of the world's premier manufacturers. Traditionally, CAF systems have two product tanks, one for a class A wetting agent, and one for a Class B foam. The introduction of FlameOut(R), UL listed for both Class A and B fires, has provided a competitive edge for Darley in their market place. A redesigned CAF system utilizing FlameOut(R) would require only one tank, one set of valves, and one set of proportioners. The result, lower cost of goods accompanied by a superior product that is environmentally safe. The Vasa Group, previously mentioned, purchased a large CAF system for the nuclear facility in Taiwan from Darley in September. As a result of our demonstration in Arizona in August, the CAF system was equipped with FlameOut(R) giving us another international sale. Secondly, Western Fire, a Darley CAF system dealer, formally submitted FlameOut(R) and FirePower(TM) to the W.S. Darley catalog division in September. FlameOut(R) and FirePower(TM) will appear in Darley's fire products catalog in January 2005. This catalog goes to every fire department in the United States and a variety of fire departments in twenty-three foreign countries.

         We began working with Asah Terra, LLC, a Washington based bioremediation contractor. Asah Terra contacted us to provide recommendations and chemicals for two specific clean-up projects they had been contracted to resolve. In September, we sold Asah Terra Ultimate Clean 850 to treat contaminated soil at a decommissioned gasoline service station. Asah Terra specializes in the area using an electro-migration procedures through wells that are drilled into contaminated areas. The addition of Ultimate Clean 850 in this scenario reduced the contamination in parts per billion in a range from 40% to 79% in three weeks. Most noticeable was one of the drilled wells contamination level measured at 410,000 parts per billion and was reduced to 81,000 parts per billion.

         Again, at the end of September, Asah Terra requested a possible solution for a cleaning project with the City of Seattle. The task for this project was to use Ultimate Clean 1103 for the reduction and possible elimination of hydrogen sulfide fumes and emissions coming from the cleaning of a 6,000 gallon oil-water separator during its required cleaning. Stated results communicated back to Asah Terra from the City of Seattle officials were that there were no detectable levels experienced at the site during and after the clean-up. The significance of this reduction has a cost savings effect as previous hazmat contractors had to be on site.

         Asah Terra has requested that Dr. Mohsen Amiran accompany representatives from Asah Terra to Nigeria. Asah Terra is a contractor with contracts for a large volume of clean-up scheduled for Nigeria caused from years of neglect in the production of petroleum. The clean-up projects are estimated at $13 billion spanning the next ten years. Our success in providing the products producing successful clean-up as mentioned for Asah Terra has underwritten the use of several of our Ultimate Clean products for projects for Asah Terra in the U.S. and Nigeria.

         In the last quarter of 2002, we began marketing FlameOut(R) to the logging industry. This venue was initiated when we were contacted by Bituminous Insurance Company, the oldest and largest underwriter of fire insurance coverage for equipment used in the logging industry. With insured equipment ranging from $275,000 to $650,000, Bituminous now takes the position that a product like FlameOut(R) must be present in extinguishers on insured equipment, or the logger will face a non-renewal status. For new equipment, the same requirement would be required for binding of coverage. We expanded the sale of FlameOut(R) to these customers from five gallon containers of FlameOut(R) concentrate to include 2 1/2 gallon and 6 liter extinguishers and brackets to mount the extinguishers. We began to package topper bottles (pre-measured bottles of FlameOut(R)) to be used to complete the fill of extinguishers out on the logging line. During 2003, we added endorsements from Santee Insurance Company and Lloyd's of London for marketing FlameOut(R) to their insureds. These companies now discount premiums from 15% to 25% when FlameOut(R) is installed on their insured equipment. We provide marketing materials to the senior underwriters of the insurance companies. They hold regional marketing meetings and disburse the materials to their field agents. The marketing directly of our products to a logging customer is handled mostly through the logger's insurance agent or local equipment suppliers we have set up as dealers. In April 2004, we attended the Arkansas Timber Producers Association meeting held on the grounds of International Paper. We demonstrated extinguishing fires (tire, diesel fuel, and hydraulic fluid) with the equipment which is currently recommended to the operators by Bituminous Insurance. We also introduced the Fire Caddy DC(TM), powered by a rechargeable battery and the Hose Caddy(TM). We also demonstrated the new FirePower(TM), which had been introduced on QVC on April 3, 2004. Logging supply dealers established in Virginia, South Carolina, and Alabama in 2003 have seen increased sales during the second quarter of 2004. We have developed a directed effort to expand logging sales. The southeastern part of the U.S. has been divided into three areas. Each area has an insurance agent/dealer representative. We have representatives for the home office on the road, working within these three areas. While gaining exposure in these areas, we were recently interviewed by two new insurance companies that have now proposed initiating programs similar to the existing relationship we experience with Bituminous. We have expanded our efforts through representatives with Lloyd's of London and Santee Insurance Company.

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

         FirePower(TM) successfully aired on QVC in April, May and June and on August 3, 2004. We were informed that FirePower(TM) would become a product for regular programming at QVC in August. We were issued 2 standing purchase orders and notified of a back up purchase order. When we placed our new order for shells (cans), we learned that the aerosol aluminum can supply industry has taken a drastic change in direction due to the rising cost of crude oil. Companies that had previously packaged products in plastic containers began to switch to aluminum cans. The type cans we are required to use are not those used for deodorant and shaving cream. These are specialized cans produced as 2-P or 2-Q aluminum cans. There are only two facilities in the world that make these cans. One is located in Madrid, Spain and the other is in Monterrey, Mexico. What was originally a 3 to 4 week lead time for our supply has now become 16 to 22 weeks. New planning measures had to go into effect due to QVC and new retail orders which are scheduled for late first quarter and early second quarter 2005. These will be discussed in the Outlook with regards to AmBiz. The August order from QVC to be delivered in late September has been moved to a delivery to QVC between December 28, 2004 and January 5, 2005. We have ordered a sufficient supply of empty shells (cans) to warehouse at our contract filling facility in order to meet the demand of QVC based on this changing demand for this type of aluminum cans. One example that impacted the supply availability is the repackaging of Febreeze by Proctor and Gamble.

         In a planning meeting with AmBiz members, Don Burns, Max James, and Rob Heggie in early August, the retailing of an aerosol product was the topic of the meeting. The primary customer for this focus of the meeting was Target Stores. During the meeting, the extinguishing of a Christmas Tree with a can of FirePower(TM) was noted. This discussion led to the introduction of our product SafeTree(TM), heretofore unknown by AmBiz. As a result of the discussions, Rob Heggie contacted the president of Noble Mountain Tree Farms. Noble is one of the world's premier Christmas Tree growers and suppliers touting the supply for Wal-Mart, Home Depot and Lowe's besides numerous other retailers. At the same time, Noble possesses a network of Noble Tree lots which sell trees direct to the public. Within the next week, meetings were held with Gary Bishop, President/CEO of Noble. He was in Dallas for a merchandising meeting conducted by Wal-Mart at Market Hall. Gary was responsible for the exhibiting of 30 Christmas Trees and 30 wreaths for this meeting. We supplied SafeTree(TM) in bulk and in hand held containers for application to be used on 15 of the trees and wreaths. The results observed by Noble representatives and Wal-Mart buyers were very positive. After 30 days, the trees and wreaths treated with SafeTree(TM) were still green and were not losing their needles. Those untreated had turned yellow and brown and were losing needles. Through the combined efforts of AmBiz (Rob Heggie), Noble (Gary Bishop) and our office, we developed what we have defined as a second phase of the performance period for SafeTree(TM) during the 2004 Christmas Season. SafeTree(TM), packaged in a special (16 ounce) aerosol can will be test marketed in Home Depot and Wal-Mart in the Solona Beach area of Southern California and the Dallas-Fort Worth, Texas area. Additionally, SafeTree(TM) will be sold to a select group of the Noble Christmas Tree Lots. This will complete the second phase of the performance level of SafeTree(TM). In early fourth quarter 2004, Noble will be supplying two-can sample sets to 50 to 60 of the major retailers in the U.S. that are customers of Noble each year for trees and wreaths. During the first three weeks of November, Noble will ship 6 to 7 million trees to these customers. Once all our preparation work is completed, we will be prepared to assist Noble in the marketing of SafeTree(TM). The market time for purchasing Christmas products for Christmas 2005 is during the first quarter 2005.

OFF-BALANCE SHEET ARRANGEMENTS

         Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o     an obligation under a guarantee contract,

o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

o any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

o any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

          We are continuing our work with American Business Associates (AmBiz). AmBiz is assisting us with introductions into military, homeland security and emergency management venues, retail development and introductions for some of our products and with development and financing for future retail projects. More about AmBiz can be found at www.americanbusinessassociates.com. With retired Air Force Chief of Staff General Mike Ryan assisting with our efforts, we have submitted FlameOut(R) and FlameOut(R) Foam to the United States Air Force chemical testing center at Tyndal Air Force Base in Florida. The series of testing involves the protocol to find a new agent to suppress ground based fuel fires. Our FlameOut(R) Foam (AFFF Replacement) and FlameOut(R) will be undergoing continued toxicity testing and efficacy tests during 2005. Plans are to introduce FlameOut(R) to the US Air Force testing center at Little Rock, Arkansas for use in the Air Force fleet of C-130 tankers in early 2005 for wildland, wildfire applications.

Our FlameOut(R) was used in some of the fighting of wild fires in California, Arizona, and Canada during 2003. We saw much more activity in May and June 2004 in Arizona with FlameOut(R) being ordered by the product caches to the front lines of the Nuttals fire and the Mt. Graham Observatory fire. Western Fire ordered a large inventory of FlameOut(R) in order to facilitate these emergency type orders which are occurring and will occur with little or no warning. The expected and predicted increase volume of wildfires for 2004 did not occur due to unusual climate change and more rain than predicted. Western Fire has purchased a sufficient inventory to answer the demands that could change quickly. Additionally, we have an inventory of FlameOut(R) in a warehouse in Butte, Montana.

         When President Bush signed the Healthy Forest Initiative, we immediately met with our US Congressman and the US Congressman for Pinal County in Arizona for the purpose of presenting FlameOut(R) as the answer to the problems which have occurred from "controlled burns". It is a given that one will get out of control. It is just not known where. Our lobbying efforts continue to focus on the non-toxic and biodegradable benefits of FlameOut(R), as a politically popular answer for the solution of these issues when they occur. We made presentations to FEMA, Homeland Security, Arizona State Emergency Management, Office of Emergency Management, and Bureau of Land Management representatives on July 27, 2004, in conjunction with Western Fire and Evergreen Aviation. Western Fire has employed, as a consultant, a former aid to a U.S. Congressman from Arizona for the purpose of enhancements and introductions in order that FlameOut(R) and Western Fire are called into action. The focus of the meeting was centered on emergency response to toxic spills and biohazard potentials. The previous successful demonstration of the use of the Evergreen Supertanker to disperse FlameOut(R) over a path 100 to 125 feet wide for 20,000 feet brought about the recognition that FlameOut could be used as an extremely effective carrying agent for other products. The idea of dropping water from the air has been around for a long time. It is impractical as the water would turn to mist and drift rather than being directed to a specific location. The additive of FlameOut(R) to water and dispersed through a CAF system has significantly changed these views. New directions for the use of FlameOut(R) as the carrying agent for other products which address environmental issues are currently being developed. A branding slogan has been developed using "a member of the FlameOut(R) family of products". This terminology allows for the introduction of the concept of our other products ability to be broadcast over large areas. The broadcasting of these specific agents for specific circumstances through all types of CAF systems, whether air, ground or home based was well received by the previously mentioned government groups. We will be introducing this concept at the Fire Rescue Conference in Las Vegas, November 12-14, 2004. An additional benefit to the branding is that it helps establish credibility for the use of these additions due to the non-toxic and biodegradation major certifications for FlameOut(R). All labels for products produced for which FlameOut(R) is the carrying agent will carry the approval identifications of FlameOut(R). Our remediation formula for oil spill response, and our decontamination additive that will expand the encapsulation capabilities where remediation is necessary gives us the ability to address emerging response beyond fires. The clean-up of toxic spills or chemical exposures, and a biohazard enzyme to clean the air from free radicals in the event of a terrorist attack, and a fire retardant with a sealant that can be sprayed on a structure prior to evacuating an area in the event of a wildfire threatening a residential area are examples of this expanding of our technology. The Evergreen Supertanker, Type 6 and Type 3 emergency response trucks from Western Fire, the Fire Caddy(TM), and the new DC Caddy(TM), Darley and Intelagard CAF systems, and the Hose Caddy(TM) are devices capable of effectively dispersing FlameOut(R) plus its new additives.

         Western Fire, our distributor in Casa Grande, Arizona, has been holding training classes for wildland fire fighting crews in Arizona, New Mexico, Colorado, California and Nevada for the purpose of teaching fire fighting crews how to use FlameOut(R) in the fighting of wildfires. New CAF Systems are now being introduced as the state of the art fire fighting equipment. These systems display properties of FlameOut(R) that were unknown until FlameOut(R) was introduced through these types of systems. Western is the licensed procurement office for several large municipal fire departments, even as far away from Arizona as the District of Columbia. Western Fire began moving pallets of FlameOut(R) on to the fire lines recently in fires in Arizona (June - July
2004). These newly trained and graduated fire crews - when separate from Western Fire's crews - are now coming to wildfires asking for FlameOut(R) from the Fire Cache.

         On April 22, 2004, Western Fire was dispatched for its first brush fire of the season. A twenty-acre brush fire was reported at the Picacho Reservoir in Pinal County, which reservoir has been a dry lake for a number of years due to the prolonged drought in the southwest. Western Fire sent crews and Type 3 and Type 6 compressed air foam (CAF) engines loaded with FlameOut(R) fire fighting foam. Initial attack began early that evening using FlameOut(R) as a wetline to flank the advancing brush fire. Because of FlameOut(R)'s unique ability to be used as a retardant, the fire could not advance through the FlameOut(R) wetline and was contained to a brush fire allowing Western Fire wildland firefighters to begin mop up operations. The fire was in heavy brush and mesquite trees. Again FlameOut(R) worked beyond everyone's expectations, especially in keeping the fire contained instead of becoming a wildfire, and in putting out stumps' underground root system fires that kept the crews working all night. By morning the brush fire was completely out with no reported rekindling

         Earlier the next afternoon Western Fire was dispatched for a mutual aid call by the Northern Pinal Fire Department as a possible brush fire in an unincorporated area of Pinal county. Once on scene, it was found to be a 40 foot cargo container on fire on a homeowner's property in an urban interface area. The homeowner had been welding on the metal cargo container setting off a fire inside filled with Class B materials. The fire was burning so hot that paint was melting on the outside. Again FlameOut(R) was deployed from a Western Fire Type 6 CAF engine to easily cool the outside of the container and then within minutes extinguished the contents inside the cargo container. The combination of a compressed air foam system and unique abilities of FlameOut(R) foam easily mitigated the fire with minimal water damage. In early May 2004, we were asked to furnish warehousing locations and central phone numbers by the United States Forestry Service. Also, we were asked to supply a potential list of customers who have been exposed to FlameOut(R). These exposures effects have been completed by Western Fire and Just-In Case Fire and represent over 235 companies and wildland fire fighting agencies and departments. Further locations were provided for fires where FlameOut(R) has been used including and since The Old Fire in California in November 2003. Western Fire crews returned from the Nuttals and Mt. Graham fires on July 21, 2004. They were the last crews to leave the fire lines. Reports coming from the Western Fire Crews and others center around FlameOut(R) being the first product these crews have used that successfully prevents re-ignition once the fires are extinguished. We feel this will be one of the primary observations that will begin to produce increased requests for FlameOut(R) by the fire crews to the fire caches.

         Just-In Case Fire introduced its Hose Caddy(TM) during the fourth quarter of 2003. This devise connects to the end of a garden hose. It is similar to a garden fertilizer/insecticide sprayer. The unit comes filled with 32 ounces of FlameOut(R). Major retail marketing began in Canada at spring garden shows held in 2004. We have sold Hose Caddies(TM) in conjunction with other devices to our logging customers.

         In January 2004, Just-In Case Fire introduced its FireCaddy DC(TM). This is a portable fire extinguishing system in a tool box. Just-In Case has confirmation letters for the purchase of 4,500 DC Caddy units. One confirmation letter is for 2000 DC units from State Farm Insurance. The addition of the Hose

Caddy(TM) and the DC Caddy(TM) to Just-In Case Fire's line of products now provides three fire extinguishing systems exclusively containing FlameOut(R). Each of these units provides a royalty payable to Summit on each unit manufactured when sold. Just-In Case Fire started the production of the first 2000 Fire Caddy DC(TM) units for State Farm Insurance in April 2004. Completion is scheduled for the end of 2004. The first 2000 units require 5000 gallons of FlameOut(R) for the completed product. In addition, the DC Caddy is the unit to be installed on the mining trucks for BHP mining in Australia. We have been informed that the pending order for FlameOut(R) at BHP mines will occur with the manufacturing of the DC Caddy.

         Through one of the associates of AmBiz, Mr. Tom Hobday, we presented the Fire Caddy DC(TM) and the Hose Caddy(TM), along with the original Fire Caddy(TM), FlameOut(R) and FirePower(TM) to representatives of USAA Insurance in May 2004. This resulted in the preparation of these products for listing in the USAA members catalog. Initial discussions were held on how to introduce the product to USAA's insured policyholders, potentially discount premiums and the effects on tracking claim experience. Though this is in its preliminary stages, we think that this will be a coming venue in 2005. We have been successful providing the same products and benefits to insured parties in the logging industry with Bituminous Insurance, Lloyd's of London and other insurers requiring fire suppression equipment with FlameOut(R) in order to bind and renew fire coverage. Now, two years into the program, the insurance companies are seeing savings from loss reductions. During the third quarter 2004, we began to increase our presence and marketing to these venues through developing three areas of the Southeastern United States. We began working directly with field representatives, independent agencies and loss prevention agencies that place business with Bituminous, Lloyd's of London and Santee Insurance Companies. Logging supply center stores in Virginia, Mississippi, and Louisiana have been operating over a year now as dealers. Fourth quarter of 2004 and first quarter of 2005 will see an increase in the direct contacts through these regions established and through more dealer supply stores. We are expecting to offer the same products to the members of USAA Insurance, through its member services catalog in early 2005.

         During the first week of March 2004, members of AmBiz accompanied us to the IAFC Wildland/Wildfire Conference in Reno, Nevada. During April 2004, AmBiz partner, General Mike Ryan (retired United States Air Force, Chief of Staff - September 2003) attended a demonstration drop of FlameOut(R) from the Evergreen 747 Supertanker, dispersing 10,000 gallons of FlameOut(R) mixed with water at a 6% solution. Weather computers were strategically stationed in areas of the drop path. They registered significant decreases in temperature, heat indexes and barometric pressure, with increasing humidity, surface wind speed and dew point. We are planning a joint presentation to the U.S. Department of the Interior and the U.S. Forestry Service featuring the life saving, property saving, quick response and environmental advantages from dispersing FlameOut(R) over large areas of wild fires from the Supertanker. We will be focusing on the capabilities of FlameOut(R) to build fire breaks, prevent toxic exposure to firefighters and the environment along with structure protection. In August, we met with AmBiz members Max James, Don Burns, and Robert Heggie for the purpose of developing a roll-out of an aerosol fire extinguisher for retail marketing purposes. Sample products, video presentations similar to that for in-store marketing and point of purchase materials have been developed and are being presented to major retail buyers by Mr. Heggie and Gary Bishop, President of Noble Mountain Tree Farms.

         Our distributor in Canada, Just-In Case Fire, estimates that it could sell 100,000 Caddy units during 2004 and 2005. As of September 2004, the final design for the DC Caddy was complete and the first prototype was being manufactured. Even though this project has been delayed from its original projection due to design changes, Just-In Case advises that all projects and anticipated sales are still solid. This would provide sales of 250,000 to 500,000 gallons of FlameOut(R) depending on the breakdown of each of the Fire Caddy Products. We have 5,000 gallons of FlameOut(R) warehoused in Butte, Montana. This gives us two western United States locations to disperse FlameOut(R) from as orders come from the Fire Cache leaders on the front lines of wildfires. The Montana warehouse can easily facilitate orders for Western Canada.

         During the period March 3-5, 2004 our involvement with Evergreen Aviation, through our distributor Western Fire, was introduced to the fire fighting community at the NFPA Wildland Wildfire Conference in Reno, Nevada. Evergreen has equipped a SuperTanker (a converted 747) with a large, compressed air foam system. This system can disperse 24,000 gallons of FlameOut(R) mixed with water along a path of foam 100 feet wide for 25,000 feet in a continuous drop - or in segmented drops, if necessary. The largest aerial application currently in use in the industry is capable of one continuous drop for only 2,080 feet. On July 27, 2004, a joint presentation of Western Fire, Evergreen, and Summit was made to representatives from FEMA, Homeland Security, Office of Emergency Management, Arizona Office of Emergency Management and others. Estimated completion, as of September 2004, for the Supertanker project is the first quarter of 2005.

         Our experience with the Evergreen Aviation SuperTanker can also be used to disperse remediation products on oil spills and a newly developed decontamination agent for biohazard or terrorist emergencies. We own the exclusive marketing rights to a remediation technology obtained from Dr. Mohsen Amiran in 2003. While all of our successful testing has been centered on FlameOut(R) in the SuperTanker CAF system, our remediation product is planned for usage on oil spills. During April 2004, three demonstration drops were conducted with the Supertanker. Each drop consisted of 10,000 gallons of water/FlameOut(R) mix (6% FlameOut(R)) for the purpose of showing how FlameOut(R) will blanket and cover the areas targeted by the Supertanker. The drops revealed a complete saturation of all vegetation and penetration of the canopy to completely cover the ground. During the drops, a significant decrease in temperature was recorded on weather computers. At one of the demonstrations, over 50 people representing the United States Forestry Service, Bureau of Land Management, Arizona State Fire, Aire Tanker Operations, and Hazardous Materials Departments were present. We began an interface phase with FlameOut(R) where the attributes of the products fire fighting and environmental capabilities are being introduced into many various methodologies beyond wildland fire fighting. The addition of our decontamination additive to FlameOut(R) presents a solution for biohazard potential exposure. In addition, these two additives to FlameOut(R) for remediation and decontamination can be dispersed by Type 3 and Type 6 emergency response trucks and all of the Fire Caddy(TM) associated products.

         We plan to expand during the fourth quarter of 2004 the introduction of our expanded environmental and hazardous response products. There is an enormous potential in these areas. The capabilities learned during 2004 by utilizing FlameOut(R) in CAF systems has shown parties involved with FEMA, Homeland Security, Department of Defense, and local law enforcements new methods to deal with problems quickly, efficiently, and environmentally. In this era of preparing for making our homeland more secure, we have introduced solutions for many problems facing many agencies and departments. We will be continuing to show and develop our remediation formula in several venues, develop our decontamination product, and begin testing on a flame retardant and sealant for structure protection.

         Working with our distributor for Ultimate Clean Chemicals and Cleaners, Asah Terra, a Washington based bioremediation contractor, we have achieved success using two of our chemicals with plans to utilize three to four others in the heavily contaminated petroleum production areas of Nigeria.

         Asah Terra is working with the Nigerian Government and Shell Oil of Nigeria in providing consultation and products with specific applications for what is estimated at up to ten years of existing clean-up of contamination. Russ Blackburn, CEO of Asah Terra, and Dr. Mohsen Amiran, Summit director and Head of Research & Development, have been invited by the Senate of Nigeria to address its body during a November 22-24, 2004 meeting specifically addressing issues and solutions to this overwhelming contamination problems. One of the first sites that we will be cleaning is a stagnate lake that allows bacteria to grow. When it rains, the overflow provides such a large amount of toxic residue that this site has been linked to being a leading cause of the deaths of infants and young children in Nigeria. Dr. Amiran estimated from his preliminary studies that this project will probably last for up to two years.

         Asah Terra is using some other Ultimate Clean products through their division, FogEater Laboratories, which specializes in cleaning the grease traps at restaurants primarily in the Northwest United States.

         On April 3, 2004, FirePower was introduced for the first time on QVC. We performed live, on-air demonstrations of FirePower(TM)'s amazing capabilities. Additional airings for FirePower(TM) were held in July and August. In August we received purchase orders from QVC for delivery in September for airing in October and November. We have discussed previously in the "Overview" the change which occurred with crude oil, plastic containers, and the increased demand for aluminum. We have planned by ordering segmented deliveries of cans in order to meet the demand at QVC and for our plans for retail roll-out. We were delayed in the start of both of these venues when notification was received that lead times for cans changed from 3 to 4 weeks to 16 to 22 weeks. We will receive 50,000 empty shells in early December for filling between December 11 and 15, 2004. Delivery for QVC is between December 28, 2004 and January 5, 2005. We have additional 50,000 shell orders coming in on a regular basis for future needs. Several catalog sales venues will begin in 2005 with W.W.W. Grainger, W.S. Darley Company, USAA member services, and Forestry Supply.

Cosmetics

         On November 11, 2004, Paula Parker, President of Pannache Cosmetics, has been invited to present the Pannache Cosmetics lines of products at the Quarterly meeting for AmBiz Associates. AmBiz has members with extensive backgrounds in cosmetics and retailing. The purpose of this meeting will be to begin to develop a relationship with the Pannache Division of Summit, in the same manner that began in November 2003 when Keith Parker, CEO of Summit was invited to present to AmBiz.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

         Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in legal proceedings earlier reported.

         No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

         The following shares of common stock were issued on the dates shown in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506. Each purchaser had a pre-existing relationship with management and was an accredited investor.

                                                  $ VALUE OF
                                                 CONSIDERATION
  DATE           PURCHASER        NO. OF SHARES    RECEIVED                  TYPE OF CONSIDERATION
--------    --------------------  -------------  -------------   -------------------------------------------------
07-01-04    Steven L. Imlay          100,000        $20,000      Cash
07-01-04    Richard Kirschke          45,000          9,000      Cash
07-01-04    Gary J. Bailey           100,000         20,000      Cash
07-01-04    David G. Phipps           20,000          4,000      Cash
07-01-04    Steven F. Gamble          25,000          5,000      Cash
07-13-04    Chris Dellinges           15,000          7,950      Services as the company's chief financial officer
08-04-04    Doug Cox                 700,000        350,000      Cash
08-04-04    Don Jordan               300,000        150,000      Cash
08-17-04    Keith Parker              22,500         10,800      Stock bonus
08-17-04    Paula Parker              15,000          7,200      Stock bonus
09-07-04    Donald K. Adair           25,000          5,000      Cash
09-20-04    Keith Parker               7,500          3,375      Stock bonus
09-20-04    Paula Parker               5,000          2,250      Stock bonus
10-11-04    Michael J. Champine       25,000          5,000      Cash
10-11-04    Robert R. Scheinberg      25,000          5,000      Cash
10-21-04    Chris Dellinges           15,000          5,100      Services as the company's chief financial officer
10-25-04    Keith Parker               7,500          2,325      Stock bonus
10-25-04    Paula Parker               5,000          1,550      Stock bonus


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

Date:    November 18, 2004

                                     Summit Environmental Corporation, Inc.



                                     By /s/ B. Keith Parker
                                        ----------------------------------------
                                        B. Keith Parker, Chief Executive Officer

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          Commission File No. 333-48659

                                  EXHIBIT INDEX

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


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