Form 10KSB
period 2004-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-04-20
CIK 1057807

U.S. SECURITIES AND EXCHANGE
                           COMMISSION Washington, D.C.
                                      20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_|   TRANSITION  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
      1934

               For the transition period from ________ to ________


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

     Texas                     333-122402                    73-1537206
     -----                     ----------                    ----------
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


       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year:  $190,702

State the aggregate market value of the 16,917,686 voting and non-voting common equity held by non-affiliates computed by reference to the $0.195 average bid and asked price of such common equity, as of March 31, 2005: $3,298,949.

As of March 31, 2005, there were 23,759,344 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No  |X|

                                TABLE OF CONTENTS


                                                                            Page

Item 1   Description of Business.............................................  1
         Business Development................................................  1
         Our Business........................................................  1
         Distribution Methods................................................  4
         Competition.........................................................  4
         Raw Materials and Suppliers.........................................  4
         Dependence on Major Customers or Suppliers .........................  5
         Patents, Trademarks and Licenses ...................................  5
         Government Approval of Principal Products ..........................  5
         Seasonality ........................................................  6
         Research and Development ...........................................  6
         Environmental Controls .............................................  6
         Number of Employees ................................................  6

Item 2   Description of Property ............................................  6

Item 3   Legal Proceedings ..................................................  7

Item 4   Submission of Matters to a Vote of Security Holders ................  7

Item 5   Market for Common Equity and Related Stockholder Matters ...........  8

Item 6   Management's Discussion and Analysis ...............................  9
         Results of operations ..............................................  9
         Sales ..............................................................  9
         Gross Margin ....................................................... 10
         Operating Expenses ................................................. 10
         Net Loss ........................................................... 10
         Liquidity and Capital Resources .................................... 10
         Outlook ............................................................ 11
         Off-Balance Sheet Arrangements ..................................... 14
         Contractual obligations ............................................ 14

Item 7   Financial Statements ............................................... 15

Item 8   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure ......................................... 33

Item 8A  Controls and Procedures ............................................ 33

         Other Information .................................................. 34

Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ................ 34
         Audit Committee and Audit Committee Financial Expert ............... 37
         Code of Ethics ..................................................... 37
         Compliance with Section 16(a) of the Exchange Act .................. 37

Item 10  Executive Compensation ............................................. 38
         Employment Contracts ............................................... 38
         Stock Options ...................................................... 38

Item 11  Security Ownership of Certain Beneficial Owners
           and Management ................................................... 40

Item 12  Certain Relationships and Related Transactions ..................... 41

Item 13  Exhibits ........................................................... 42

Item 14  Principal Accountant Fees and Services ............................. 44

Signatures .................................................................. 45

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

         We are incorporated in Texas and are affiliated with Moonlighting Distribution Corporation, a closely held Texas corporation ("Moonlighting"). Moonlighting is under the 52.5 percent ownership and control of B. Keith Parker and his spouse, Paula Parker, who are directors and, respectively, the chief executive officer and vice president for shareholder relations of the company.

         Before our company was organized, the Parkers and Moonlighting became aware of several products developed by BioGenesis Enterprises of Springfield, Virginia ("BioGenesis") that are environmentally safe - generally, products that are biodegradable and nontoxic. In 1997, the Parkers and Moonlighting obtained a license from BioGenesis to market a fire suppressant that BioGenesis had developed. Moonlighting soon determined that the activities that should be undertaken for the fire suppressant product exceeded the capabilities or business plan of Moonlighting. A company named Summit Technologies, Inc. (with whom our company merged on December 2, 1998) was incorporated in August 1997 to organize, finance, and direct the marketing of BioGenesis' fire suppressant product and other environmentally safe products for which exclusive marketing licenses could be obtained and for which marketing expenses could be raised.

         Moonlighting licensed to Summit Technologies the non-exclusive right to market BioGenesis' fire suppressant products, FIREPOWER 911(TM) and FLAMEOUT(R), and the exclusive right to market certain other products newly developed by Moonlighting and tested for marketing, STRESSEX(TM) and a cosmetic line, PANNACHE(TM). Later, in December 1999 our company purchased from BioGenesis its patent and other intellectual property rights associated with the fire suppressant for $1 million cash and 750,000 shares of Common Stock of Summit Technologies.

         On December 2, 1998, Summit Technologies was merged into our company, Summit Environmental Corporation, Inc.

OUR BUSINESS.

PRINCIPAL PRODUCTS

         Summit Environmental distributes and markets the following proprietary products. All of the products are manufactured exclusively for us.

         FIREPOWER 911(TM) and FLAMEOUT(R)

         These products are fire suppressants and fire retardants. FLAMEOUT(R) was developed by Dr. Mohsen C. Amiran and his company, BioGenesis, to be a replacement for Halon 1211. Halon 1211 was a widely used fire suppression and explosion protection agent. It was applied primarily as a wetting agent and was the fire-extinguishing agent of choice for many uses, such as in most fire extinguishers. Its production was halted in 1994 by actions taken at the 1992 Geneva Peace Conference primarily because Halon 1211 has one of the higher ozone depletion potentials of any compound. Halon 1211 was still approved for certain limited mission-critical uses (such as ship- and shore-based crash, fire and rescue), but as of March 1999 Halon 1211 fire extinguishers are no longer approved for continued use even under the classification "mission critical."

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

         In May 2003 the United States Forestry Service approved FlameOut for listing on its Quality Products Listing. Commercial companies under contract with the U. S. Forest Service to fight forest fires can now purchase FLAMEOUT(R) as their fire extinguishing agent.

         FLAMEOUT(R) is one of three products under evaluation by the U. S. Air Force for certification as an alternative replacement product for AFFF. AFFF is a fire fighting foam that is classified as a biohazard. It is suspected of being a possible cause of cancer, and fire fighters using AFFF wear biohazard suits when using AFFF.

         Our FIREPOWER(TM) product also contains Surfactant Blend A - the FLAMEOUT(R) formula. FIREPOWER(TM) and FLAMEOUT(R) both suppress and extinguish fires quickly. State fire codes prohibit products from being marketed as fire extinguishers without proper testing, listing, and rating. WE BELIEVE IT IS THE ONLY AEROSOL FIRE SUPPRESSANT IN THE WORLDWIDE MARKETPLACE THAT HAS OBTAINED A FIRE EXTINGUISHER LISTING AND RATING. Having the only such product is believed by us to be significant for our long-term marketing prospects. Its non-Halon certification, with regard to residential fire extinguisher sales, places FIREPOWER(TM) into a class of its own.

INDUSTRIAL CHEMICALS AND CLEANERS

         We distribute industrial chemicals and cleaners under the private label ULTIMATE CLEAN(TM). The products weRE developed by Dr. Amiran and BioGenesis. BioGenesis concentrates its activities on developing, and then manufacturing for marketing by other companies, industrial-use products that are environmentally safe.

         Due to perceived market demands, through Dr. Amiran we have developed a turbine cleaner for jet engines. The original formula, ULTIMATE CLEAN 668(TM), was developed for Solar Turbines, a company owned by Caterpillar. We aRE introducing 668(TM) to the aviation industry and the United States Military through our association with American BusineSS Associates (AmBiz).

         We have submitted ULTIMATE CLEAN 668(TM) to an officially licensed testing agency in order to obtain a QualiTY Products Listing under military specification number MIL-PRF-85704C. This initiative, when completed, will meet Federal Aviation Administration guidelines for usage on commercial aircraft, United States Naval Warfare Center Aircraft Division and United States Department of Defense criteria for usage on U. S. military aircraft with a Quality Products Listing for both Type II and Type III (water-based) cleaners. We are working toward a final formulation that will meet elemental salt testing.

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

         We have developed a color line of products complementing the rest of the Pannache line. Our initial product is a cosmetic lipsticks; long-lasting, no smear, semi-permanent lip color. We introduced this product - SUGAR KISS LIP - in August 2001. Our website, www.pannache.com, displays the entire Pannache Cosmetics Product Line.

         DISTRIBUTION METHODS

         We market products primarily through the development of strategic alliances, most notably with AmBiz for the aviation industry and the U.S. Military. Our contacts with AmBiz, which can be reviewed at
www.americanbusinessassociates.com, provide essential contacts for our initiatives. We have made other alliances for specific industries such as e-commerce, catalogue sales, roofing, plumbing, heating and air conditioning, building materials, and retail mass merchandisers and convenience stores. We sell FIREPOWER(TM) through periodic presentations ON QVC. We are preparing to launch sales efforts through infomercials.

         Internationally, we market products through exclusive distribution agreements with revenue sharing clauses. We have entered into distribution agreements that cover the Philippines, the Netherlands (for Europe and the former Eastern Bloc countries), Scandinavia, Australia, New Zealand, Mexico,
Argentina, Brazil, Chile, Uruguay, Paraguay, Venezuela, Ecuador, Bolivia, and Canada.

         COMPETITION

         We own the patent and intellectual property rights to Surfactant Blend A - FLAMEOUT(R) and FIREPOWER(TM). SurfacTANT Blend A was the first formula approved under USEPA-SNAP guidelines after the global banning of Halon 1211. Its approval is for both commercial and residential use. FLAMEOUT(R) competes with established products owned by DuPont, 3M anD Monsanto. However, FLAMEOUT(R) is the only non-toxic fire suppression agent listed by the U.S. Forest Service. FIREPOWER(TM) has no competition. This is the only validated and listed portable fire extinguisher available in an aerosol can (like air freshener or hair spray).

         We have compared our cosmetic product, SUGAR KISS LIP, to similar products manufactured by Revlon, Max Factor, Cover Girl, Avon and BeautiControl touting no smear and extended wear. These other products, in our opinion and according to the results of our tests, simply do not stay on the lips the length of time advertised. We initiated a direct sales campaign in January 2002 to high school drill teams, both for personal use and as a fund-raising tool. We have secured the endorsement for SUGAR KISS LIP from the world-famous Kilgore College Rangerettes.

         RAW MATERIALS AND SUPPLIERS

         The raw materials for our products are in abundant supply. Summit Environmental, by virtue of our purchase of the patent and intellectual property rights to Surfactant Blend A, has retained Dr. Amiran and his company, BioGenesis, to formulate and package our products on a cost-plus-10 percent basis. We have had difficulties getting prompt delivery of the aluminum cans we use in our aerosol FIREPOWER(TM) fire extinguisher. One of the three facilities in the world thAT makes these cans to the required National Fire Protection Association and U.S. Department of Transportation requirements, went out of business recently. We are currently on a systematic inventory purchase order cycle with a facility in Monterey, Mexico that is one of two remaining suppliers of this required can. We have no current difficulties.

         DEPENDENCE ON MAJOR CUSTOMERS

         Approximately 35 percent and 68 percent of sales were made to two customers in 2003 and two customer in 2004, respectively. Approximately 68 percent of sales in the third quarter of 2004 were made to four customers and 68 percent of sales in the third quarter of 2003 were made to two customers. This concentration of sales is already being reduced in 2005 by our success this year in selling our FIREPOWER(R) aerosol fire extinguishers through television's QVC channel.

         PATENTS, TRADEMARKS AND LICENSES

         We own all patents and intellectual property rights associated with the fire suppressant products. However, we are obligated to pay royalties to Moonlighting Distribution Corporation as follows: $0.40 for each 16 ounce can of FIREPOWER(TM), $0.50 for each gallon of FLAMEOUT(R), and $0.35 for each one-liter can of FIREPOWERTM. The obligation to PAY the above mentioned royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting. Moonlighting views this license to be perpetual; therefore, the royalties are perpetual.

         We have a perpetual license from our affiliated company, Moonlighting, for its PANNACHE(TM) products. The licenSE has no sales quota. We pay Moonlighting a 9 percent royalty on the lowest wholesale price for which we sell the product.

         We have a non-exclusive license to ULTIMATE CLEANTM 668 and other industrial chemicals and cleaning products formulated by Dr. Mohsen C. Amiran. We obtain these products at Dr. Amiran's lowest wholesale price less 10 percent to 15 percent.

         GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

         Our fire suppressant products are subject to government regulation in most countries of the world. We have obtained government approvals in all countries and venues where we offer the products for sale.

         Our ULTIMATE CLEANTM line has received the appropriate U.S. Government approvals for the industrial chemical and cleaning products.

         The manufacturer of our cosmetic products, Cosmetic Laboratories, Inc., is a 20-year plus member in good standing of the Cosmetic, Toiletry and Fragrance Association (CTFA).

         SEASONALITY

         There is no known seasonal aspect to our business.

         RESEARCH AND DEVELOPMENT

         We deal directly with SMI Laboratories in Miami, Florida for a U. S. military specification number for ULTIMATE CLEAN(TM) 668.

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

         NUMBER OF EMPLOYEES

         On March 23, 2005, we employed four persons full time and one person part time.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We own no plants or real property. We lease space for our offices and for storing inventory.

         FACILITIES

         We lease 4,500 square feet of space in Longview, Texas for our offices and for inventory storage at $1,700 per month. Additional warehouse space of 5,000 square feet is leased for $1,300 a month for stored inventory. The lease for our office space extends through April 2005. The space for inventory storage is on a month-to-month lease. We believe all space requirements can be met at its present location for at least the next year. We intend to extend the lease on our office space.

ITEM 3.  LEGAL PROCEEDINGS.

         On December 28, 2001, we filed a $46,000 collection lawsuit, Summit Environmental Corporation, Inc. v. Harry Bachelder III, dba Proformance Marketing , Inc., Cause Number 2001-2667-B, 124th District Court, Gregg County, Texas for non-performance on a guaranteed note payable and delinquent accounts. We later amended the petition to include a cause for an alleged unlawful removal of 21 pallets of FirePower 911(TM) from a bonded warehouse. We took a default judgement for approximately $186,000, which default judgment was awarded on November 8, 2002. We have not collected on this judgment but have hired counsel to file a collection lawsuit in New Jersey.

         In April 2002 we filed a $53,000 lawsuit, Cause Number 2002-93-B in the 124th District Court, Gregg County, Texas, against a former staff employee and her spouse for credit card fraud and misappropriation of funds in the 124th District Court in Longview, Gregg County, Texas. We were awarded $233,800 in damages and attorney's fees. A settlement agreement has been entered into whereby the former employee and her spouse will pay to Summit $52,000 as settlement of all outstanding issues. The money should be paid to Summit within the next twenty days.

         In March 2003 we were sued by Lady Burd Exclusive Cosmetics, Inc. for $43,000 in a collection lawsuit, Lady Burd Exclusive Cosmetics, Inc v. Summit Environmental Corporation, Case No. 104268/03, Supreme Court of the State of New York, County of New York. We filed a cross-petition against Lady Burd for breach of contract and unpaid commissions, in the amount of $45,000. Currently depositions and discoveries are being conducted. An initial offer of settlement from Lady Burd Exclusive Cosmetics, Inc. has been refused. We believe we will prevail in this litigation.

         In March, 2003, we filed an action against Lady Burd Exclusive Cosmetics, Inc., Case Number 2003-589-A in the 188th District Court, Gregg County, Texas, for fraud and misrepresentation regarding our earlier purchase of patent rights to a "permanent" lipstick we sell under the name "Sugar Kiss Lip" collection. After paying $50,000 and 500,000 shares of our common stock to Lady Burd we discovered that Lady Burd had never filed for a patent. A trial date of May 5, 2005 has been scheduled.

         No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the stockholders of our company during 2004 through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Summit's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2003 and 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High             Low
                                    ----             ---
         2003:
                  1st Qtr.          0.27             0.20
                  2nd Qtr.          0.35             0.18
                  3rd Qtr.          0.26             0.16
                  4th Qtr.          0.25             0.14

         2004:
                  1st Qtr.          0.25             0.145
                  2nd Qtr.          0.72             0.25
                  3rd Qtr.          0.59             0.37
                  4th Qtr.          0.41             0.24

         Holders. Based on information provided by our transfer agent, we had 640 shareholders of record of our common stock on March 15, 2005.

         Dividends. We have declared no dividends on our Common Stock. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its Common Stock, but we have no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         Keith Parker, our president, Paula Parker, a vice president and the spouse of Keith Parker, and Chris Dellinges, our chief financial officer received the following shares of common stock during 2004 as part of their compensation:

                  Keith Parker                         7,500 shares a month,
                  Paula Parker                         5,000 shares a month,
                  Chris Dellinges                     15,000 shares a quarter.

         This arrangement continues today and is expected to continue until sufficient income is generated by the company to pay these officers an appropriate cash salary. In addition to the above common stock compensation, Mr. Parker receives a cash salary of $90,000 a year, and Mrs. Parker receives a cash salary of $60,000 a year.

         RECENT SALES OF UNREGISTERED SECURITIES.

         Information regarding all securities we sold in the last three fiscal years without registering the securities under the Securities Act of 1933 is disclosed in Part II, Item 26 of our Amendment No. 1 to Form SB-2, Commission File No. 333-122402, and is incorporated herein by reference thereto.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

         RESULTS OF OPERATIONS

         The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2004 and 2003:

         Year ended December 31                           2004            2003
                                                         ------          -----
         Sales                                            100.0%         100.0%
         Cost of Sales                                     57.8           (248)
                                                         ------           ----
         Gross Margin                                      42.2           (148)
                                                         ------           ----
         Operating Expenses                                (641)          (510)
         Other Income and Expenses, Net                     2.4            2.3

         Net income (loss)                                 (596)%         (656)%

         SALES

         Sales of $190,702 for 2004 increased by $10,015 or 5.5% from the prior year's sales of $180,687. Management devoted considerable attention during 2004 to certification and test marketing.

         The amount of sales, by product segment, for 2003 and 2004, were as follows:

                  PRODUCT                                 2003            2004

                  Fire Suppressants                    $125,232       $177,642
                  Ultimate Clean(R) Chemicals             1,818          4,823
                  Cosmetics                              53,228          6,755
                  Energy Drinks(1)                          409          1,482


      (1) In late 2003 we began test marketing an energy drink, similar to the Gatorade-like drinks, that was developed by Dr. Amiran, a director of our company and the inventor of all our products. No plans have been made to devote significant efforts to the promotion of this product.

         GROSS MARGIN

         In 2004 we had a gross margin of $80,486, or 42.2 percent of sales. In 2003, because of a provision for inventory losses of $364,485 relating to faulty FirePower 911(TM) cans subject to litigation for being incorrectLY manufactured by Pel Associates, Ultimate Absorb, and older Pannache skin care products, what would have been a gross margin of $96,306, or 53% of sales, was, instead, a total cost of sales of $448,866, which was 248% of sales in 2003.

         OPERATING EXPENSES

         Operating  expenses of $1,221,861  for 2004  increased by $299,873,  or
32.5 percent, from $921,988 in 2003. Advertising expenses increased in 2004 by $116,818 over 2003. Professional fees increased in 2004 by $30,363 over 2003. Expenses related to trade shows increased to $16,804 in 2004 from $4,399 in 2003. Repair and maintenance expense decreased by $700 from 2003 to 2004. Research and Development expenses decreased by $8,283 from 2003 to 2004. Office salaries decreased from $94,352 in 2003 to $83,237 in 2004 and officer compensation decreased by $32,275 from $205,400 in 2003 to $187,375 in 2004.

         NET LOSS

         We had a net loss of $1,136,783 during 2004, as compared to a net loss of $1,185,992 during 2003. The years 2004 and 2003 were years of product and marketing organization, as reflected in the acquisition of all rights related to our fire suppressant products and in the efforts exerted to introduce the fire suppressant products to major purchasers and distributors of these products.
Significant efforts in marketing and product research were introduced with regards to the company's cosmetic division. These efforts, while properly accounted for as expenses, represent major investments by the company in the future marketing of its fire suppressant and cosmetic products.

         LIQUIDITY AND CAPITAL RESOURCES

         We had negative cash flow from operations of $942,867 in 2004 and negative cash flow from operations of $514,786 in 2003. Major contributors to the 2004 negative cash flow from operations were the $1,136,783 net loss from operations and a $150,440 increase in our inventory. Major contributors to the 2003 negative cash flow from operations were the $1,185,992 net loss from operations and $364,485 in provision for inventory losses.

         We had negative cash flow from investing activities of $23,038 in 2004 and negative flow from investing activities of $2,722 in 2003. The major components of both years' cash flow from investing activities were acquisitions of property and equipment in 2003 and 2004.

         We were able to stay liquid from the sale of $1,351,608 of our common stock during 2004, and from the sale of $396,300 of our common stock and loan proceeds of $39,500 during 2003. At year-end 2004, we had $460,257 cash on hand. At year-end 2003, we had $114,054 cash on hand.

          We successfully test marketed FirePower(TM) on QVC in 2004. We began regular monthly programming in January 2005, and through March 2005 have had $256,917 in sales orders through completed programming. Several known retailers have indicated the purchase of FirePower(TM) in the second quarter of 2005. Also to be purchased is our SafeTree(TM) Christmas Tree Protectant.

SOURCES OF LIQUIDITY

         The following table sets forth for 2005 our expected sources and uses of cash, significant capital expenditures, marketing expenses and product development expenses:

                                                                           EXPECTED PRODUCT-RELATED USES OF CASH
                                                                           ---------------------------------------------
                                      EXPECTED             EXPECTED          SIGNIFICANT                       PRODUCT
                                       SOURCE               AMOUNT             CAPITAL        MARKETING      DEVELOPMENT
PRODUCT                                OF CASH             OF CASH           EXPENDITURES      EXPENSES        EXPENSES
Fire Suppressants                 Warrants, line     Range of $0.25 to           $220,000       $50,000        $15,000
                                  of credit          $0.50
                                                     $349,920 to $699,843
Industrial Cleaning Products      Sale of products                                      0       $10,000        $ 5,000
Cosmetics                         Sale of products                                      0       $10,000        $ 5,000
Energy Drinks                     Sale of products                                      0       $ 5,000              0


         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

EVENTS AND TRENDS.

         The following events and trends are expected to have a material impact on our business:

         o Regular programming on QV of our FIREPOWER(TM) aerosol fire extinguisher began in January 2005. On the first airing in January, 11,000 cans were sold in 8.5 minutes. On March 2, 2005, 13,000 cans were sold in 10 minutes. Airings are scheduled throughout 2005. As of March 18, 2005 we have recorded sales of $256,917 through QVC since 2002.

         o We are completing the preparations for retail sales of FLAMEOUT(R) also as an aerosol-rated fire extinguisher. FLAMEOUT(R) is offered primarily to franchise and mass marketing companies. A TV commercial will feature FLAMEOUT(R) during the second quarter of 2005. FlameOut(R) Aerosol is being presented for first orders at the National Hardware Show in Chicago, March 20-23, 2005.

         o FLAMEOUT(R) and FIREPOWERTM aerosol fire extinguishers contain the same surfactant, FlameOut(R). FLAMEOUT(R) is SOLd in concentrate form. The logging industry is endorsing FLAMEOUT(R) more and more on its insured heavy equipment. Three insurance companies - Bituminous, Lloyds of London and Santee - now require FLAMEOUT(R) or A product like FLAMEOUT(R) to be on all insured logging equipment for renewal purposes of existing fire coveragE or on new equipment in order to bind fire coverage. There is no other product that has the various government approvals FLAMEOUT(R) has, is non-toxic, is non-corrosive and is rapidly biodegradable. As oF March 18, 2005, we have recorded sales of $35,290to the logging industry.

         o FLAMEOUT(R) has been submitted to the U.S. Government Services Administration ("GSA") for a federal supply number ("FSN") by our agent, GSA Awards, Inc. Completion is expected by June 2005. Possession of an FSN could lead to large supply contracts for U.S. Government Institutions, U.S. Forestry, State Forestry departments, Bureau of Land Management, and U.S. Parks and Wildlife. FIREPOWERTM and FLAMEOUT(R) are now carried in W.S. Darley Company's most recent fire products catalog published in February 2005. This catalog goes to every fire department in the U.S. and a number of fire departments in 23 foreign countries.

         o Using our unique aerosol technology, a new product sold under the brand name SAFETREE(R) for use with ChristmaS Trees will be introduced in various retail locations through the Christmas Season 2005. Sprayed on the tree, it not only guards against fire but extends the period when the needles stay green and do not drop. We have developed an alliance with Noble Mountain Tree Farms, one of the world's premier Christmas tree growers and suppliers to companies such as Wal-Mart, Home Depot and Lowe's. It also sells trees through a network of Noble Tree lots. During the fourth quarter of 2004 Noble supplied two-can samples of SAFETREE(R) to more than 50 major retailers in the U.S. that yearly sell more than 6 million Noble trees and wreaths. We expect that this initiative with Noble will bear fruit during Christmas Season 2005.

         o We will be changing in 2005 the propellant in our aerosol cans to nitrogen or a mix of 134A and nitrogen. This will reduce our cost of goods by approximately $1.20 a can.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES.

         We have the following material commitments for capital expenditures during 2005:

         o  Building    of    an    inventory     of    aluminum     cans    for
            FirePower(TM)/FlameOut(R) (1 Liter cans)

         o  Building of an inventory for SafeTree(TM) (16 oz. cans)

         o Building of an inventory of FlameOut(R) concentrate for ready deployment for wildland/wildfire emergency supply.

         We expect we shall obtain the funds for such expenditures from -

         o Exercise of some of the warrants by the 21 Selling Security Holders that hold common stock purchase warrants,

         o Revenues from sales of our FIREPOWERTM, FLAMEOUT(R) and SAFETREE(R) fire suppressants, and

         o  Bank line of credit and/or purchase order financing.

         IMPORTANT FACTORS.

         We work closely with American Business Associates (AmBiz). AmBiz assists with introductions into military, homeland security and emergency management venues, with retail development and introductions for some of our products and with development and financing for future retail projects. More about AmBiz can be found at www.americanbusinessassociates.com. Through AmBiz's efforts, we submitted FlameOut(R) and FlameOut(R) Foam to the U. S. AiR Force chemical testing center at Tyndal Air Force Base in Florida. The series of testing involves the protocol to find a new agent to suppress ground-based fuel fires. Our FlameOut(R) Foam (AFFF Replacement) and FlameOut(R) will undergo continUeD toxicity testing and efficacy tests during 2005. We also will introduce FlameOut(R) to the US Air Force testing center at Little Rock, Arkansas for use in the Air Force fleet of C-130 tankers in early 2005 for wildland, wildfire applications.

         FLAMEOUT(R)  is  not  just  a  fire   suppressant.   It  is  non-toxic,
biodegradable and has significant encapsulatioN features that surround and smother particles it contacts. We demonstrated its fire-fighting and fire-retardant qualities before FEMA, Homeland Security, Arizona State Emergency Management, the Office of Emergency Management and the Bureau of Land Management in July 2004. The demonstration consisted of using Evergreen Aviation's 747 Supertanker to disperse FLAMEOUT(R) as a compressed-air foam over a path 100 to 125 feet wide for 20,000 feet. The success of the demonstratioN has led us to consider FLAMEOUT(R) as the carrying agent for additional products that address environmental issues. Dr. Amiran, one of our directors and the inventor of FLAMEOUT(R), is addressing this expanded use of FLAMEOUT(R) - uses such aS treating toxic spills or chemical exposure, cleaning the air of free radicals in the event of terrorist attacks, and a fire retardant sealant to be sprayed on a structure prior to evacuating an area threatened by a wildfire. We have no revenues yet from such an expanded use of FLAMEOUT(R). Our relationship with Evergreen Aviation is not yet the subject oF an executed contract.

ULTIMATE CLEANTM PRODUCTS.

         Working with our distributor for ULTIMATE CLEAN(TM) chemicals and cleaners, Asah Terra, a Washington-based bioremediation contractor, we expect we will sell significant amounts of our chemicals and cleaners in the heavily contaminated petroleum production areas of Nigeria.

         Asah Terra is working with the Nigerian Government and Shell Oil of Nigeria in providing consultation and products with specific applications for what is estimated at up to ten years of existing clean-up of contamination. One of the first sites that we will be cleaning is a stagnate lake that allows bacteria to grow. When it rains, the overflow provides such a large amount of toxic residue that this site has been linked to being a leading cause of the deaths of infants and young children in Nigeria. Dr. Amiran estimated from his preliminary studies that this initial project will probably last for up to two years.

         Asah Terra sells some of our other ULTIMATE CLEAN(TM) products to clean the grease traps at restaurants, primarily in the Northwest United States.

OFF-BALANCE SHEET ARRANGEMENTS

         Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

         o  an obligation under a guarantee contract,

         o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

         o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

         o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

CONTRACTUAL OBLIGATIONS

         The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

--------------------------------------------------------------------------------------------------------------------
                                                               PAYMENTS DUE-BY PERIOD
--------------------------------------------------------------------------------------------------------------------
        CONTRACTUAL                                 LESS THAN                                            MORE THAN
        OBLIGATIONS                TOTAL             1 YEAR            1-3 YEARS         3-5 YEARS        5 YEARS
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations          $ 0
--------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations           $ 0
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations     $12,206.61           $9,620            $2,586.61
--------------------------------------------------------------------------------------------------------------------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                               $ 0
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Total                           $12,206.61           $9,620            $2,586.61
--------------------------------------------------------------------------------------------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS.

                                                                            PAGE

   Report of Independent Certified Public Accountants April 6, 2005           16
   Report of Independent Registered Public Accounting Firm February 20, 2004  17
   Balance Sheet December 31, 2004                                            18
   Statements of Operations for the Years Ended December 31, 2004 and 2003 19 Statements of Changes in Stockholders' Equity for the Years Ended
            December 31, 2004 and 2003                                        20
   Statements of Cash Flows for the Years Ended December 31, 2004 and 2003    21
   Notes to Financial Statements                                              22

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SUMMIT ENVIRONMENTAL CORPORATION, INC.
LONGVIEW, TEXAS

We have audited the balance sheet of Summitt Environmental Corporation, Inc. as of December 31, 2004, and the related statements of operations, of changes in stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summitt Environmental Corporation, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   PHILIP VOGEL & CO. PC

                                                   /S/ PHILIP VOGEL & CO. PC

                                                   CERTIFIED PUBLIC ACCOUNTANTS

DALLAS, TEXAS

APRIL 6, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Summit Environmental Corporation, Inc.
Longview, Texas

We have audited the statements of operations, changes in stockholders' equity, and cash flows of Summit Environmental Corporation, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Summit Environment Corporation, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas
February 20, 2004

                             SUMMIT ENVIRONMENTAL CORPORATION, INC.
                                         BALANCE SHEET
                                       DECEMBER 31, 2004



                                             ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                          $    460,257
Accounts Receivable, less allowance for doubtful
accounts of $172,678                                                                     63,479
Inventory                                                                               352,108
Prepaid Expenses                                                                         86,316
                                                                                   ------------
Total Current Assets                                                                    962,160
                                                                                   ------------
PROPERTY AND EQUIPMENT AT COST
Property and Equipment                                                                   80,636
Leasehold Improvements                                                                   13,877
Accumulated Depreciation and Amortization                                               (54,406)
                                                                                   ------------
Net Property and Equipment                                                               40,107
                                                                                   ------------
OTHER ASSETS
Prepaid Royalties                                                                       561,188
Deposits                                                                                  2,180
Patents and Licenses -net of accumulated
amortization of $1,011,240                                                            1,539,480
                                                                                   ------------
Total Other Assets                                                                    2,102,848
                                                                                   ------------
TOTAL ASSETS                                                                       $  3,105,115
                                                                                   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                                                   $    141,130
Accrued Liabilities                                                                      38,045
                                                                                   ------------
Total Current Liabilities                                                               179,175
                                                                                   ------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; 10,000,000 shares authorized, no shares issued
Common stock, par value $.001; 40,000,000
shares authorized, 23,209,344 shares issued                                              23,220
Additional Paid in Capital                                                           10,144,383
Accumulated Deficit                                                                  (7,216,663)
Treasury Stock - 10,000 shares                                                          (25,000)
                                                                                   ------------
Total Stockholders' Equity                                                            2,925,940
                                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  3,105,115
                                                                                   ============

The accompanying notes are an integral part of this financial statement

                         SUMMIT ENVIRONMENTAL CORPORATION, INC.
                                STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                     2004                  2003
                                               -----------------     -----------------
SALES                                                 $ 237,952             $ 180,687

RETURNS AND ALLOWANCES                                  (47,250)                    -
                                               -----------------     -----------------
NET SALES                                               190,702               180,687
                                               -----------------     -----------------
COST OF SALES
     Cost of sales                                      102,190                84,381
     Provision for inventory losses                       8,026               364,485
                                               -----------------     -----------------
            Total cost of sales                         110,216               448,866
                                               -----------------     -----------------

GROSS PROFIT (LOSS)                                      80,486              (268,179)
                                               -----------------     -----------------
OPERATING EXPENSES
Selling, general, and administrative expenses         1,039,310               744,029
Amortization                                            170,013               168,093
Depreciation                                             12,538                 9,866
                                               -----------------     -----------------
Total operating expense                               1,221,861               921,988
                                               -----------------     -----------------
LOSS FROM OPERATIONS                                 (1,141,375)           (1,190,167)
                                               -----------------     -----------------
OTHER INCOME (EXPENSE)
Interest income                                           4,176                 1,333
Interest expense                                         (1,636)                    -
Royalty income                                                -
Miscellaneous                                                 -                 2,842
                                               -----------------     -----------------
Total other income (expense)                              4,592                 4,175
                                               -----------------     -----------------
NET LOSS                                           $ (1,136,783)         $ (1,185,992)
                                               =================     =================
NET LOSS PER SHARE                                      $ (0.05)              $ (0.07)
                                               =================     =================
WEIGHTED AVERAGE SHARES                              20,772,163            16,375,542
                                               =================     =================


The accompanying notes are an integral part of these financial statements.

                                                 SUMMIT ENVIRONMENTAL CORPORATION, INC.
                                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                            Common Stock          Additional
                                     --------------------------    Paid-In      Subscription  Accumulated    Treasury
                                       Shares        Amount         Capital     to Capital      Deficit       Stock        Total
                                     ------------  ------------  ------------   -----------  ------------  ------------  -----------
Balances December 31, 2002            15,657,194        15,658     7,997,721        60,000    (4,893,888)      (25,000)   3,154,491

Sale of 530,000 shares ($.25 per share)  530,000           530       131,970       (60,000)            -             -       72,500
Issuance of 92,000 shares upon exercise
  of warrants ($.25 per share)            92,000            92        22,908             -             -             -       23,000
15,000 shares issued for services
  ($.18 per share)                        15,000            15         2,685             -             -             -        2,700
150,000 shares issued for services
  ($.22 per share)                       150,000           150        32,850             -             -             -       33,000
15,000 shares issued for services
  ($.24 per share)                        15,000            15         3,585             -             -             -        3,600
15,000 shares issued for services
  ($.25 per share)                        15,000            15         3,735             -             -             -        3,750
15,000 shares issued for services
  ($.28 per share)                        15,000            15         4,185             -             -             -        4,200
44,000 shares issued for services
  ($.30 per share)                        44,000            44        13,156             -             -             -       13,200
360,000 shares issued for licenses
  ($.32 per share)                       360,000           360       114,840             -             -             -      115,200
6,000 shares issued for services
  ($.33 per share)                         6,000             6         1,974             -             -             -        1,980
Money received for a 2004 stock purchase       -             -             -       300,800             -             -      300,800
Net loss                                       -             -             -             -    (1,185,992)            -   (1,185,992)
                                     ------------  ------------  ------------   -----------  ------------  ------------  -----------
Balances December 31, 2003            16,899,194        16,900     8,329,609       300,800    (6,079,880)      (25,000)   2,542,429

Issuance of 100,000 shares upon exercise
  of options ($.16 per share)            100,000           100        38,125             -             -             -       38,225
12,500 shares issued for services
  ($.16 per share)                        12,500            13         1,987             -             -             -        2,000
12,500 shares issued for services
  ($.17 per share)                        12,500            12         2,113             -             -             -        2,125
Sale of 2,346,250 shares
  ($.20 per share)                     2,346,250         2,346       466,904      (207,000)            -             -      262,250
27,500 shares issued for services
  ($.20 per share)                        27,500            28         5,472             -             -             -        5,500
Issuance of 44,000 shares upon
  exercise of warrants
  ($.20 per share)                        44,000            44         8,756        (8,800)            -             -            -
Issuance of 2,558,000 shares upon
  exercise of warrants
  ($.25 per share)                     2,558,000         2,558       636,942       (85,000)            -             -      554,500
12,500 shares issued for services
  ($.27 per share)                        12,500            13         3,362             -             -             -        3,375
25,000 shares issued for services
  ($.31 per share)                        25,000            25         7,725             -             -             -        7,750
15,000 shares issued for services
  ($.34 per share)                        15,000            15         5,085             -             -             -        5,100
12,500 shares issued for services
  ($.35 per share)                        12,500            12         4,363             -             -             -        4,375
74,400 shares issued for services
  ($.45 per share)                        74,400            74        33,406             -             -             -       33,480
37,500 shares issued for services
  ($.48 per share)                        37,500            38        17,962             -             -             -       18,000
Sale of 1,000,000 shares
  ($.50 per share)                     1,000,000         1,000       499,000             -             -             -      500,000
15,000 shares issued for services
  ($.53 per share)                        15,000            15         7,935             -             -             -        7,950
12,500 shares issued for services
  ($.69 per share)                        12,500            12         8,613             -             -             -        8,625
15,000 shares issued for services
  ($.74 per share)                        15,000            15        11,085             -             -             -       11,100
Exercise of options for 94,292 shares
 of stock ($.20 per share) - shares not
 issued as of December 31, 2004                                       55,939             -             -             -       55,939

Net loss                                       -             -             -             -    (1,136,783)            -   (1,136,783)
                                     ------------  ------------  ------------   -----------  ------------  ------------  -----------
Balances December 31, 2004            23,219,344      $ 23,220   $ 10,144,383          $ -   $ (7,216,663)   $ (25,000)  $ 2,925,940
                                     ============  ============  ============   ===========  ============  ============  ===========


The accompanying notes are an integral part of these financial statements.

                       SUMMIT ENVIRONMENTAL CORPORATION, INC.
                              STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                  2004                2003
                                                              --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (1,136,783)       $ (1,185,992)
Adjustments to reconcile net loss to cash
used in operating activities
Amortization                                                        170,013             168,093
Bad debt expense                                                      6,357              15,248
Provision for inventory losses                                        8,026             364,485
Depreciation                                                         12,538               9,866
Common stock and options issued for services                        168,686              62,430
Change in assets and liabilities
Accounts receivable                                                 (40,392)            (15,579)
Inventory                                                          (150,440)             24,314
Prepaid expenses and deposits                                       (55,729)             23,744
Accounts payable                                                     69,400              17,573
Accrued liabilities                                                   5,457               1,032
                                                              --------------     ---------------
Net cash used in operating activities                              (942,867)           (514,786)
                                                              --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                               (22,518)             (2,722)
Acquisition of licenses/patents                                        (520)                  -
                                                              --------------     ---------------
Net cash used in investing activities                               (23,038)             (2,722)
                                                              --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds                                                             -              39,500
Loan principal repayments                                           (39,500)                  -
Proceeds from sale of stock                                       1,351,608             396,300
                                                              --------------     ---------------
Net cash provided by financing activities                         1,312,108             435,800
                                                              --------------     ---------------

NET INCREASE (DECREASE) IN CASH                                     346,203             (81,708)

Cash - Beginning of Period                                          114,054             195,762
                                                              --------------     ---------------
Cash - End of Period                                              $ 460,257           $ 114,054
                                                              ==============     ===============
SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for licenses                                     -             115,200
Cash paid for interest                                                1,636                   -

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

       Management has determined that, effective January 1, 2004, the Company was no longer in the development stage as its planned principal operations had commenced and significant revenues were being derived therefrom. Until December 31, 2003, the Company reported the results of its operations and its cash flows as a Development Stage Company.

       Revenue Recognition

       The Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" which was issued in December 2003, and recognizes revenues when its products are shipped to customers (terms are FOB shipping point), at which time evidence of a completed transaction and customer acceptance exists, or when title passes. Appropriate provisions for estimated returns of product and other allowances have been made in the accompanying financial statements. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

       Cash and Cash Equivalents

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

       Inventories

       Inventories, which consists of raw materials and products held for resale, are recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2004, fire suppression inventory was $286,612. Pannache inventory was $23,667, and consigned inventory was $41,829.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

       Intangible Assets

       Patents and licenses are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patent and licenses. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. As of December 31, 2004, the Company has tested its intangible assets for impairment and does not believe these amounts to be impaired.

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

       The  estimated  service  lives  used  in  determining   depreciation  and
       amortization are:

              Description                              Estimated Service Life
              ------------------------------           ----------------------
              Office furniture and equipment                5 - 7 years
              Leasehold improvements                          4 years

       Advertising and Marketing

       Advertising and marketing costs are expensed as incurred, which totaled $141,701 and $24,883 for 2004 and 2003, respectively.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

       Shipping and handling costs

       The Company includes shipping and handling costs in "Selling, general and administrative expenses" for purposes of income statement presentation. Shipping and handling costs were approximately $42,000 and $19,000, for the years ended December 31, 2004 and 2003, respectively.

       Research and development costs

       The costs associated with research and development activities are expense as incurred. Total research and development costs were approximately $43,000 and $51,000, for the years ended December 31, 2004 and 2003, respectively.

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       Per Share Information

       The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. Potential dilutive securities (stock warrants, stock options) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.

       Financial Instruments

       The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts approximate fair value because of the short-term nature of these items.

       Stock Based Compensation

       Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations require that compensation expense be recorded on the date of the grant of stock options and warrants only if the current market price of the underlying stock exceeded the exercise price. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. However, under the provisions of SFAS 123, stock options and warrants granted to service providers are required to be recorded as expense over the service period at the fair value of the service received or the fair value of the instrument, whichever is more identifiable. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123 for stock options granted to employees.

       In addition, the Company has adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, which became effective July 1, 2000. FIN 44 clarifies the application of APB 25 for certain issues. Among other issues, this interpretation clarifies the definition of an employee for purposes of applying APB 25, the criteria for qualification of a plan as compensatory, the consequences of modifications to the terms of a plan, and the treatment of stock compensation issued to service providers who are not employees. Certain modifications made to existing grants of options and warrants require a remeasurement of their fair value and potential expense to be recognized by the Company.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

       In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions were effective for years ending after December 15, 2002. The interim disclosure provisions were effective financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. The other requirements of this standard have been adopted by the Company for periods beginning January 1, 2003. Disclosures required by this statement are in Note 7.

       Recent Accounting Pronouncements

       In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 123, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." This Statement will require the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will be effective for awards that are granted, modified or settled in cash in interim and annual financial periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. This standard will be adopted during the third quarter of 2005; however, management has not yet determined what impact this statement will have on the Company's financial position or results of operations.

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Non-monetary Assets an amendment of APB No. 29." This Statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to clarify the accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception from fair value accounting for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. This Statement will be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe adoption of this Statement will have a material impact on the Company's financial position or results of operations.

1.     INVENTORY

       Inventory is made up of the following as of December 31, 2004:

       Finished goods                                    $  132,344
       Raw materials                                        219,764
                                                         ----------
                                                         $  352,108
                                                         ==========

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

3. LICENSES

       Licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,720 from related parties. The Company is the manufacturer/supplier of the products.

4. ACCRUED EXPENSES

       Accrued expenses are made up of the following as of December 31, 2004:

       Commissions                                       $   14,664
       Salaries                                              12,756
       Taxes                                                  2,378
       Other                                                  8,247
                                                         ----------
                                                         $   38,045
                                                         ==========

5.     INCOME TAXES

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

       The deferred tax assets include the following components:

       Deferred tax assets:
          Current                                        $   58,710
          Noncurrent                                      2,419,880
       Valuation allowance                               (2,471,040)
                                                         ----------
         Deferred tax assets, net                             7,550
                                                         ----------

       Deferred tax liabilities:
          Current                                                 -
          Noncurrent                                          7,550
                                                         ----------
                                                              7,550
                                                         ----------
                                                         $        -
                                                         ==========

       The valuation allowance was established to reduce the deferred tax asset for the amounts that more likely than not will not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforwards. The valuation allowance increased $397,665 and $402,355 in 2004 and 2003, respectively. The Company has a net operating loss carryforwards of approximately $7,110,000 of which $605,000 expires in 2018, $882,000 expires in 2019,  $1,200,000  expires in 2020,  $819,000 expires in 2021,
       $1,240,000 expires in 2022 and $1,190,000 expires in 2023, and $1,174,000 expires in 2024.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

6.     COMMITMENTS AND CONTINGENCIES

       Leases

       The Company is obligated under various operating leases for equipment, and office and warehouse space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2004. Rent expense for all operating leases was approximately $47,432 and $67,283 for 2004 and 2003, respectively, which includes related party rent expense of $2,452 and $2,217, respectively.

       At  December  31,  2004,   approximate   rental   commitments  under  all
       noncancellable leases having terms in excess of one year are as follows:

       Year Ending December 31,                            Total
       ------------------------                          ----------
              2005                                       $    9,620
              2006                                            2,585
              2007                                                -
              2008                                                -
                                                         ----------
                  Total minimum lease payments           $   12,205
                                                         ==========

       The Company's office lease requires the Company to maintain $250,000 in general liability insurance among other requirements or the landlord has the option to (a) terminate the Company's right to occupy the leased premises by providing the Company with at least 3 days written notice; and (b) accelerate all rents which are payable during the remainder of this lease or any renewal period without notice or demand. As of December 31, 2004, the Company does not maintain general liability insurance. Management is in the process of obtaining general liability insurance to satisfy this requirement. The Company's landlord has provided a written notice indicating that they will not terminate the Company's right to occupy the leased premises and will not accelerate all rents payable during the remainder of the lease without notice or demand, provided that the Company will provide a copy of the new insurance certificate once coverage is obtained.

       Gain Contingency

       In November, 2002, the Company won a default judgment against Proformance Marketing, LLC (Proformance), a related party, for $204,189. This settlement was a result of the loss of the Company's inventory that was in the possession of Proformance as well as for the collection of two delinquent receivables from Proformance. This inventory was expensed by the Company in 2002 and the corresponding receivables due from Proformance have been allowed for as of December 31, 2004 and 2003. This default judgment balance due of $204,189 is not reflected in the Company's balance sheet as there is doubt as to the collectibility of this balance. As a result, any funds received from Proformance will be recorded as income, net of collection costs, as received.

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

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

7.     COMMON STOCK

       Lady Burd(R) stock rescission

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

       As of December 31, 2004 lawsuits between Lady Burd(R) and the Company and between the Company and Lady Burd(R) are in process and the outcome is still not determinable.

       Private placement

       During the first quarter of 2004, 640,000 shares of common stock were sold in a private placement at $.20 per share. During the second quarter of 2004, 681,250 shares of common stock were sold in a private placement at $.20 per share, and 1,000,000 shares of common stock were sold at $.50 per share in a private placement. As noted below, warrants to acquire additional shares were issued along with the shares under the private placements.

       Warrants

       During 2004 and 2003, the Company issued warrants to acquire 1,354,000 and 802,000 shares of common stock, respectively, for $0.25 per share through June 11, 2004, in connection with private placement offerings. During 2004, the expiration date of these warrants was extended to August and October 2004. During 2004, 2,097,000 of these warrants were exercised and 1,333,500 were expired. As of December 31, 2004, 180,000 warrants were still outstanding.

       During 2004, the Company issued warrants to acquire 1,321,250 shares of common stock for $0.50 per share through January 31, 2005, in connection with private placement offerings. During 2005, the expiration date of these warrants was extended to May 27, 2005. During 2004, 460,000 of these warrants were exercised. As of December 31, 2004, 861,250 warrants were still outstanding.

       During 2004, the Company issued warrants to acquire 1,000,000 shares of common stock for $1.00 per share through May 7, 2005, in connection with private placement offerings. During March 2005, the expiration date of these warrants was extended to May 27, 2005. During 2004, none of these warrants were exercised. As of December 31, 2004, all of these warrants were still outstanding.

       Common Stock Options

       The sole director and stockholders approved the 1998 Stock Option Plan (the "Plan") of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 500,000.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

       The following schedule summarizes the changes in the Plan for the five years ended December 31, 2004:

                                                         Option Price
                                                      ------------------
                                           Number                Total
                                             of        Per      Option
                                           Shares     Share      Price
                                           -------    -----    ---------
 Outstanding at December 31, 1998               --    $  --    $      --
 For the year ended December 31, 1999:
     Granted                               350,000     1.00      350,000
     Exercised                                  --       --
                                           -------    -----    ---------

 Outstanding at December 31, 1999          350,000    $1.00    $ 350,000
 For the year ended December 31, 2000:
     Granted                                    --       --           --
     Exercised                                  --       --           --
     Expired                               (85,000)   (1.00)     (85,000)
                                           -------    -----    ---------
 Outstanding at December 31, 2000          265,000    $1.00    $ 265,000
 (127,500 exercisable)

 For the year ended December 31, 2001:
     Granted                                    --       --           --
     Exercised                                  --       --           --
     Expired                               (66,250)   (1.00)     (66,250)
                                           -------    -----    ---------
 Outstanding at December 31, 2001
 (95,000 exercisable)                      198,750    $1.00    $ 198,750
                                           -------    -----    ---------
 For the year ended December 31, 2002:
     Granted                               280,000     0.30       84,000
     Exercise price reduction                   --    (0.70)    (129,500)
     Exercised                                  --       --           --
     Expired                               (13,750)   (1.00)     (13,750)
                                           -------    -----    ---------
 Outstanding at December 31, 2002
 (465,000 exercisable)                     465,000     0.30      139,500
                                           -------    -----    ---------
For the year ended December 31, 2003:
     Granted                                10,000     0.30        3,000
     Exercised                                  --       --           --
     Expired                               (80,000)   (0.30)     (24,000)
                                           -------    -----    ---------
 Outstanding at December 31, 2003
  (395,000 exercisable)                    395,000    $0.30    $ 118,500
                                           -------    -----    ---------
 For the year ended December 31, 2004:
     Granted                                 5,000     0.16          800
     Exercised                                  --       --           --
     Expired                                (2,500)   (0.16)        (400)
                                           -----      -----    ---------
 Outstanding at December 31, 2004
 (395,000 exercisable)                     397,500    $0.30    $ 118,900
                                           =======    =====    =========

       During 2004, the board of directors approved the 2004 Stock Option Plan (the "Plan") of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 1,000,000.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

       The following schedule summarizes the changes in the Plan for the year ended December 31, 2004:

              For the year ended December 31, 2004:

                  Granted                  480,000    $0.16    $  76,800
                  Exercised                      -        -            -
                  Expired                        -        -            -
                                           -------    -----    ---------
              Outstanding at
                December 31, 2004          480,000    $0.16    $  76,800
               (480,000 exercisable)       -------    -----    ---------

       During 2002, the Company reduced the exercise price for all stock options from $1.00 per share to $0.30 per share.

       During 2001, the Company issued options outside the Plan to purchase 250,000 shares of common stock at $0.50 to a strategic alliance partner. During 2004, the Company reduced the exercise price to $0.40 and extended the expiration of these options to June 30, 2005. During January 2005, the expiration date of these options was extended to February 12, 2006. These stock options are exercisable as of December 31, 2004.

       During 2001, the Company issued options outside the Plan to purchase 150,000 shares of common stock at $0.40 to a marketing partner. These stock options expired in 2002.

       During 2004, the Company issued options to purchase 188,584 shares of common stock at $0.16 per share to a consultant offering investment and marketing advice. As of December 31, 2004, 141,438 of these options were exercisable. The remaining 47,146 options will be exercisable as of March 9, 2005. These stock options expire as follows: 47,146 options expire June 9, 2009; 47,146 options expire September 9, 2009; 47,146 options expire December 9, 2009; 47,146 options expire March 9, 2010. As of December 31, 2004, 94,294 of these options had been exercised, but had not been issued as of December 31, 2004. For the year ended December 31, 2004, $30,901 has been recognized in expense in connection with services provided under this option contract.

       During 2004, the Company issued options to purchase 100,000 shares of common stock at $0.16 per share to a consultant offering marketing consulting services. As of December 31, 2004, all of these options had been exercised. For the year ended December 31, 2004, $22,225 has been recognized in expense in connection with services provided under this option contract.

       The Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                            2004                                      2003
                            -------------------------------------  ---------------------------------------
                               As Reported          Pro forma           As Reported          Pro forma
                            -------------------------------------  ---------------------------------------
       Net loss             $     (1,136,783)  $      (1,213,754)     $  (1,185,992)        $ (1,188,394)
       Loss per share       $           (.05)  $            (.06)     $        (.07)        $       (.07)

       The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk free interest rate of 4.10 - 4.22% for 2004 and 3.92% for 2003, expected life of 1 - 10 years; expected volatility of 208% for 2004 and 128% for 2003; dividend yield of 0%; and an exercise price of $.0.16 for 2004 and an exercise price of $0.30 for 2003. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders.

       Common Stock Issued for Services Rendered

       During 2004, the Company issued 210,000 shares of stock ranging from $0.16 to $0.74 per share to officers of the Company for services rendered. During 2003, the Company issued 210,000 shares of stock ranging from $0.18 to $0.28 per share to officers of the Company for services rendered

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

       During 2004, the Company issued 11,900 and 50,000 shares at $0.45 per share respectively, for services rendered by outside companies. During 2003, the Company issued 44,000 and 6,000 shares at $0.30 and $0.33 per share respectively, for services rendered by outside companies.

       During 2003, the Company issued 360,000 shares of stock at $0.32 per share for licenses.

8.     RELATED PARTY TRANSACTIONS

       The following transactions occurred between the Company and related parties:

       The Company and another business with common shareholders share office space and the related expenses.

       Sales totaling $851 and $8,823 were made to related parties in 2004 and 2003, respectively.

       At December 31, 2004, accounts receivables from related parties totaled $154,037 all of which was reserved for at December 31, 2004. Notes receivable from a related party totaled $20,496, all of which was reserved for at December 31, 2004.

       The Company has a royalty payable to a related party with a balance of $9,328 as of December 31, 2004. This balance is included in accounts payable on the balance sheet.

       The  Company  acquired  a  patent  from  BioGenesis   Enterprises,   Inc.
       (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $565,659 as of December 31, 2004. Included in accounts payable is $15,573 due to BioGenesis at December 31, 2004, for goods received and royalties due.

       During 1998, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $60,000 for such license.

       During 2003, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $115,200 for such license.

9.     CONCENTRATIONS

       Approximately 50% and 18% of sales were made to two customers, respectively in 2004 and 35% of sales were made to two customers in 2003, respectively. These customers were different for each year presented. Accounts receivable from the two customers was $16,589 and from the two customers $11,366 in 2004 and 2003, respectively.

10.    FINANCIAL RESULTS AND LIQUIDITY

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net losses of $1,136,783 and $1,185,992 for the years ended December 31, 2004 and 2003, respectively, and has incurred losses of $7,216,663 since inception. The Company also has negative cash flows from operations of $942,867 and $514,786 for the years ended December 31, 2004 and 2003, respectively, and has used cash in operations of $6,208,075 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                     Summit Environmental Corporation, Inc.
                          NOTES TO FINANCIAL STATEMENTS

       Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. Going forward, additional cash will be needed to implement the proposed business plan and to fund losses until the Company becomes profitable. Where there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard. Management is exploring alternatives that include seeking strategic investors and implementing cost reduction programs. There can be no assurance that management's efforts in this regard will be successful. The Company believes that the capital raised in fiscal 2004 and 2005 will be sufficient to support the Company's liquidity requirements through December 31, 2005, depending on operating results. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development, a business plan that if successfully funded and executed as part of the financial restructuring, can significantly improve operating results.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 22, 2004 Summit Environmental Corporation, Inc. ("Summit") received a letter, dated November 18, 2004, from Lane Gorman Trubitt, L.L.P. of Dallas, Texas, the principal independent registered public accountants of Summit, in which the accountants resigned. Lane Gorman Trubitt, L.L.P. had been engaged as Summit's principal independent registered public accountants since December 17, 1998, when it replaced Hogan & Slovacek of Oklahoma City, Oklahoma as Summit's principal independent registered public accountants. See Summit's Form 8-K filed with the Commission on December 18, 1998 (Commission File No. 333-48659).

         The reports of Lane Gorman Trubitt, L.L.P. on the financial statements of Summit for its fiscal years ended December 31, 2002 and 2003 contained no adverse opinion or disclaimer of opinion, and, other than raising substantial doubt about Summit's ability to continue as a going concern for the fiscal year ended December 31, 2003, was not otherwise qualified or modified as to uncertainty, audit scope, or accounting principles during the period of its engagement (December 17, 1998) to November 18, 2004, the date of resignation.

         During the past two years or interim periods prior to November 18, 2004, there were no disagreements between Summit and Lane Gorman Trubitt, L.L.P. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Lane Gorman Trubitt, L.L.P., would have caused them to make reference to the subject matter of the disagreements in their reports on the financial statements.

         Summit provided Lane Gorman Trubitt, L.L.P. with a copy of the disclosures it makes in its Form 8-K and requested Lane Gorman Trubitt to furnish a letter addressed to the Commission stating whether it agreed with the statements made therein and, if not, stating the respects in which it did not agree. Such a letter was filed as Exhibit 16.1 to said Form 8-K on November 24, 2004.

         On December 28, 2004. the board of directors of Summit Environmental Corporation, Inc. ("Summit") engaged Philip Vogel & Co. PC, of Dallas, Texas as Summit's principal independent registered public accountants to audit its financial statements. Summit did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                                OTHER INFORMATION

         There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2004 that was not reported.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES.

         The following table shows information as of March 24, 2005 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

                                                                                       TERM OF
                                                                    OFFICE HELD        OFFICE
           NAME                          OFFICE                       SINCE            EXPIRES
           ----                          ------                       -----            -------
B. Keith Parker, 55(1)              Chief Executive Officer and        1998            5-05
                                    Director

Chris Dellinges, 55                 Chief Financial Officer            2002            5-05
                                    Director                           2001            5-05

Paula Parker, 50(1)                 Vice President, Secretary          1998            5-05
                                    And Director

Dean Haws, 34                       Director                           1998            5-05

James J. Roach, 56                  Director                           1998            5-05

Thomas J. Kenan, 73                 Director                           1998            5-05

Mohsen Amiran, 54                   Director                           1999            5-05

Wilton Dennis Stripling, 62         Director                           2000            5-05


-------------------
(1) Mr. and Mrs. Parker are husband and wife.

KEITH PARKER, CHAIRMAN, CEO

         Mr. Parker graduated from Texas A & M University at Commerce and pursued graduate studies in tax law, estate planning and philosophy at Southern Methodist University and Southwest Texas State University. He began a career in financial and tax planning in 1973, is a licensed financial planner and has earned numerous industry awards for production. In 1995, he and Paula Parker, his spouse, organized Moonlighting Distribution Corporation and began the distribution of more than 30 products, many of which they developed themselves. In August 1997, they organized Summit Technologies, Inc. which merged with Summit Environmental in 1998. Mr. Parker has been the full-time CEO of Summit Technologies and, then, Summit Environmental, since 1997.

CHRIS DELLINGES, CFO

         Mr. Dellinges graduated from the College of the Southwest and attended Texas Wesleyan University School of Law. He has been a CPA since 1977 and has particular expertise in complex tax matters, audits, appeals, tax court issues, Internal Revenue Service installment agreements and offers in compromise, bankruptcy, reorganization, business management and turnaround, divorce litigation, tax and business fraud, oil and gas, partnership, corporation, and individual taxation. He has been self-employed as a CPA in Dallas, Texas for the last five years and the CFO of Summit Environmental since 2002.

PAULA B. PARKER, VICE PRESIDENT SHAREHOLDER AND PUBLIC RELATIONS

         Ms. Parker is a former runway model, an accomplished businesswoman, and a strong competitor. She was responsible for developing the first freestanding ATM program in conjunction with the American Bankers Association in the state of Texas. She also developed a successful franchise program for Great American Foods and facilitated its growth from three units to nearly 50 in five states in 24 months. During this time, Ms. Parker worked with then Arkansas Secretary of State Bill McQuen and Governor Bill Clinton as the liaison between the governor and the restaurant industry. In late 1995, Ms. Parker put her marketing skills to the test by combining efforts with her spouse, Keith Parker, to form
Moonlighting  Distribution  Corporation  and  then,  in  1997,  to  form  Summit
Environmental Corporation. She has been a full-time employee of Summit Technologies and, then, Summit Environmental since 1997.

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

DEAN HAWS, DIRECTOR

         Mr. Haws was the owner and operator of a satellite dish sales and installation company, Gilmer Satellites of Gilmer, Texas, from 1988 to 2001. He has also been active in the oil field service business and the ostrich business. In 2001 he was employed for three months as an administrative staff member for Summit Environmental. During 2002 he was employed by Mike Craig Ford Mercury in Gilmer, Texas, as a car salesman. In 2003 he became the manager of car sales for that company and still is so employed. He has been a director of our company since 1998.

JAMES J. ROACH, DIRECTOR

         Mr. Roach was the President of Electrical Generation Technologies, which specializes in the development and installation of network communications. He is a retired Connecticut State Police sergeant and owns a private detective and security company. His clients include many insurance companies and the State of Connecticut. He has been a director of our company since 1998.

THOMAS J. KENAN, DIRECTOR

         Mr. Kenan has practiced securities and corporation law in Oklahoma City, Oklahoma for the last 38 years. He has been affiliated with Fuller, Tubb, Pomeroy & Stokes in an "of counsel" capacity since May 1, 1993. He has been a director and outside corporate counsel of Summit Environmental since 1998.

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

         Dr. Amiran received his undergraduate degree in Organic Chemistry from Areya Mehr University in Tehran, Iran and his Ph.D. from the University of Essex in England. He has been employed the last five years as the CEO of BioGenesis and a director of our company since 1999.

DR. WILTON DENNIS STRIPLING, DIRECTOR

         Dr. Stripling is an orthopaedic surgeon specializing in hand, wrist and forearm surgery in the Dallas area and has been practicing medicine there since 1968. He is board certified in Orthopaedic Surgery. He is a member of the Dallas County Medical Society, Texas Medical Society, American Academy of Orthopaedic Surgeons, and American Society for Surgery of the Hand. He has a certificate in finance from the Cox Business School at SMU and a certificate in Medical Management from Carnegie Mellon University. He has been a director of our company since 2000.

         No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

         o  bankruptcy,

         o criminal proceedings (excluding traffic violations and other minor offenses), or

         o  proceedings   permanently   or   temporarily   enjoining,   barring,
            suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

         o Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         We have an audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our securities are not registered with the Securities and Exchange Commission under Section 12(b) or 12(g) of the Exchange Act. Accordingly, our officers, directors and beneficial owners of 10 percent or more of any class of stock are not subject to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

         The following sets forth the remuneration received in the last three fiscal years by Keith Parker (CEO), the president of Summit, in all capacities. No other officer or employee has received total remuneration of $100,000 or more in any of such years.

                                            -------------------------------------------------
                                                          Long Term Compensation
                                            -------------------------------------------------
                                                                  Awards                                    Payouts
                                            --------------------------------------------------     --------------------------
                                                                                  Securities
                                            Other Annual      Restricted          Underlying         LTIP        All Other
   Year          Salary         Bonus       Compensation      Stock Award      Options/SARS(#)      Payouts     Compensation
------------   ----------    ----------     -------------   --------------   ------------------    --------------------------
2004:
     CEO        $90,000            0                            32,625                /                0      $11,932

2003:
     CEO        $90,000            0                            13,230                /                0      $12,006

2002:
     CEO        $67,500            0                            24,215                /                0      $12,098

         EMPLOYMENT CONTRACTS.

         We have no employment agreements.

         STOCK OPTIONS.

         We have two stock option plans. The major provisions of the 1998 Plan are as follows:

         Options granted under the 1998 Plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to five hundred thousand stock options to employees and consultants from time to time. The following tables disclose the stock options that were granted to our executive officers during the last fiscal year, the number of options that were exercised the last fiscal year and the value of unexercised options retained by such executive officers at year end 2004.

-------------------------------------------------------------------------------------------------------------
                                   Option/SAR Grants in Last Fiscal Year
-------------------------------------------------------------------------------------------------------------
                                             Individual Grants
-------------------------------------------------------------------------------------------------------------
                                                         % of Total
                                                        Options/SARs
                             Number of Securities        Granted to
Name of Executive Officer  Underlying Options/SARs      Employees in                        Expiration Date
                                   Granted               Fiscal Year       Exercise Price
-------------------------- ------------------------- -------------------- ----------------- -----------------
Keith Parker, CEO                     0                       0
-------------------------- ------------------------- -------------------- ----------------- -----------------
Paula Parker, VP                      0                       0
-------------------------- ------------------------- -------------------- ----------------- -----------------
Chris Dellinges, CFO                  0                       0
-------------------------- ------------------------- -------------------- ----------------- -----------------

                  Aggregate Option/SAR Exercisable in Last Fiscal Year and FY-End Option/SAR Values
----------------------------------------------------------------------------------------------------------------------
                             Shares                 Number of Securities Underlying     Value of Unexercised In-the-
                            Acquired                  Unexercised Options/SARs at        Money Options/SARs at FY-
                               On        Value                 FY-End (#)                         End ($)
         Name of            Exercise    Realized
    Executive Officer         (#)         ($)          Exercisable/Unexercisable         Exercisable/Unexercisable
-------------------------- ----------- ----------- ----------------------------------- -------------------------------
Keith Parker, CEO              0           $0                     0/0                                0
-------------------------- ----------- ----------- ----------------------------------- -------------------------------
Paula Parker, VP               0           $0                     0/0                                0
-------------------------- ----------- ----------- ----------------------------------- -------------------------------
Chris Dellinges, CFO           0           $0                   40,000/0                         $12,000/0
-------------------------- ----------- ----------- ----------------------------------- -------------------------------


         Options granted under the 2004 Plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to one million stock options to employees and consultants from time to time. The following tables disclose the stock options that were granted to our executive officers during the last fiscal year, the number of options that were exercised the last fiscal year and the value of unexercised options retained by such executive officers at year end 2004.

-------------------------------------------------------------------------------------------------------------
                                   Option/SAR Grants in Last Fiscal Year
-------------------------------------------------------------------------------------------------------------
                                             Individual Grants
-------------------------------------------------------------------------------------------------------------
                                                         % of Total
                                                        Options/SARs
                             Number of Securities        Granted to
Name of Executive Officer  Underlying Options/SARs      Employees in                        Expiration Date
                                   Granted               Fiscal Year       Exercise Price
-------------------------- ------------------------- -------------------- ----------------- -----------------
Keith Parker, CEO                     0                       0
-------------------------- ------------------------- -------------------- ----------------- -----------------
Paula Parker, VP                      0                       0
-------------------------- ------------------------- -------------------- ----------------- -----------------
Chris Dellinges, CFO                80,000                   16%               $0.16             2/2014
-------------------------- ------------------------- -------------------- ----------------- -----------------

----------------------------------------------------------------------------------------------------------------------
                  Aggregate Option/SAR Exercisable in Last Fiscal Year and FY-End Option/SAR Values
----------------------------------------------------------------------------------------------------------------------

                             Shares                 Number of Securities Underlying     Value of Unexercised In-the-
                            Acquired                  Unexercised Options/SARs at        Money Options/SARs at FY-
                           On            Value                 FY-End (#)                         End ($)
         Name of            Exercise    Realized
    Executive Officer         (#)         ($)          Exercisable/Unexercisable         Exercisable/Unexercisable
-------------------------- ----------- ----------- ----------------------------------- -------------------------------

Keith Parker, CEO              0           $0                     0/0                                0
-------------------------- ----------- ----------- ----------------------------------- -------------------------------
Paula Parker, VP               0           $0                     0/0                                0
-------------------------- ----------- ----------- ----------------------------------- -------------------------------
Chris Dellinges, CFO           0           $0                   80,000/0                         $12,800/0
-------------------------- ----------- ----------- ----------------------------------- -------------------------------

         COMPENSATION OF DIRECTORS.

         We have no standard arrangements pursuant to which directors are compensated for any services as directors, including compensation for committee participation or special assignments. However, during the last fiscal year the following directors were each granted stock options to purchase 80,000 shares of common stock at an exercise price of $0.16 and expiring in February 2014: Dean Haws, Jim Roach, Thomas Kenan, Mohsen Amiran, Dennis Stripling and Chris Dellinges. The options granted to Mr. Dellinges are the same options reported above under "Option/SAR Grants in Last Fiscal Year."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows information as of March 24, 2005 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

                                                   NO. OF             % OF
         SUMMIT ENVIRONMENTAL CORP.                SHARES            CLASS
         --------------------------                ------            -----

         B. Keith Parker                        2,458,805(1)(4)       10.4
         133 East Tyler Street
         Longview, TX 75601

         Paula Parker                             580,000(2)           2.4
         133 East Tyler Street
         Longview, TX 75601

         Dean Haws                                410,000(4)           1.7
         P. O. Box 1071
         Gilmer, TX 75644

         James J. Roach                           175,000(4)           0.7
         182 Curtis Road
         Middlebury, CT  06762

         Thomas J. Kenan                          238,253(4)           1.0
         212 NW 18th Street
         Oklahoma City, OK  73103

         Mohsen Amiran                            472,500(4)           2.0
         7420 Alban Station, Ste. B-208
         Springfield, VA  22150

         Wilton Dennis Stripling                1,837,100(4)           7.8
         5230 Walnut Hill Lane, Ste. 306
         Dallas, TX  75231

         Chris Dellinges                          320,000(4)           1.4
         5949 Sherry Lane, Suite 650
         Dallas, TX   75225

         Officers and Directors                 6,491,658             27.4
         as a group (8 persons)

----------
(1) Mr. Parker directly owns 1,850,805 shares of common stock. He is attributed the beneficial ownership of 1,451,000 shares owned by a family limited partnership. He beneficially owns an additional 350,000 shares through his controlling stock ownership and position as a director of Moonlighting Distribution Corporation, which directly owns such 350,000 shares. He is also attributed the ownership of 170,000 shares owned by his spouse, Paula Parker. All these same shares are attributed to Paula Parker. See footnote (2).

(2) Mrs. Parker, who is the spouse of B. Keith Parker, is attributed the beneficial ownership of the same shares attributed to Mr. Parker. See footnote (1).

(4) These shares include the shares subject to stock options reported for this person under "Stock Options" on page 39.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Summit Technologies, prior to its merger with our company, paid $30,000 to Moonlighting Distribution Corporation for the exclusive license to distribute products manufactured by Moonlighting Distribution Corporation - STRESSEX(TM), PANNACHE(TM), and TRIM-AWAY(TM). B. Keith Parker and his spouse, Paula Parker, who were officers and directors of SUmmit Technologies, own 52.5 percent of the capital stock of Moonlighting. Summit Environmental pays royalties to
Moonlighting   for  the  exclusive   licensing   rights  to  the  products  from
Moonlighting.

         Summit Technologies' and, now, our company's distribution rights to BioGenesis's fire suppression products were acquired not from BioGenesis, but, rather, from Moonlighting Distribution Corporation, which had acquired these rights before Summit Technologies was formed. In exchange for the transfer of these rights to Summit Technologies, it issued 350,000 shares of its common stock to Moonlighting Distribution Corporation, paid $10,000 to Moonlighting, and initially paid to Moonlighting a royalty of $0.50 for each 16-ounce can of FIREPOWER 911(TM), $0.35 for each 1-liter can Of FirePower(TM), and $0.50 for each gallon of FLAMEOUT(R). As of January 2005, the royalties for FIREPOWER(TM) and FLAMEOUT(R) in aerosol form are now reduced to $0.25 a can.

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

         Royalties that have been paid to Moonlighting are as follows:

                        DATE            AMOUNT            BALANCE PAID

                        03-31-99        $  5,780.00       $  5,780.00
                        05-05-99        $ 39,685.80       $ 45,465.80
                        08-28-01        $ 10,322.62       $ 55,788.42
                        11-05-03        $  5,391.78       $ 61,180.20
                        06-11-04        $  4,966.81       $ 66,147.01

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

ITEM 13. EXHIBITS.

         The following exhibits are filed, by incorporation by reference, as part of this Form SB-2 Registration Statement:

Exhibit No.                           Description
----------                            -----------
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

5           -           Opinion of Thomas J. Kenan,  Esquire, on the legality of
                        the securities being registered.+++

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

10.8        -           2004 Stock Option Plan  adopted by Summit  Environmental
                        Corporation, Inc.+

14          -           Code of  Ethics  for the  Chief  Executive  officer  and
                        Senior Financial Officers.

16.1        -           Letter of  November  24,  2004 of Lane  Gorman  Trubitt,
                        L.L.P.  agreeing with the statements made in Form 8-K by
                        Summit  Environmental   Corporation,   Inc.,  concerning
                        Summit's change of principal independent accountants.++

23          -           Consent of Lane Gorman Trubitt, L.L.P. to be named as an
                        expert in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein.

23.1        -           Consent of Thomas J. Kenan, Esquire, to the reference to
                        him  as  an  attorney   who  has  passed  upon   certain
                        information contained in the Registration Statement.

            ----------
            * Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

            ** Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

            *** Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

            + Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

            ++ Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.

            +++   Being  filed  with  Form  SB-2  Am  1;   Commission  File  No.
                  333-122402 incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         AUDIT FEES. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

                  Fiscal Year ended December 31, 2004         $39,005.50
                  Fiscal Year ended December 31, 2003         $34,662.71

         AUDIT-RELATED FEES. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended December 31, 2004         $0
                  Fiscal Year ended December 31, 2003         $0

         TAX FEES. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended December 31, 2004         $0
                  Fiscal Year ended December 31, 2003         $0

         ALL OTHER FEES. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended December 31, 2004         $0
                  Fiscal Year ended December 31, 2003         $0

         PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES. The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 20, 2005               SUMMIT ENVIRONMENTAL CORPORATION, INC.

                                    By /s/ B. Keith Parker
                                    -----------------------------------------
                                    B. Keith Parker, Chief Executive Officer,
                                    and individually as a Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date:  April 20, 2005               /s/ Chris Dellinges
                                    --------------------------------------------
                                    Chris Dellinges, Chief Financial Officer
                                    and Principal Accounting Officer


Date:  April 20, 2005               /s/ Paula Parker
                                    --------------------------------------------
                                    Paula Parker, Vice President, Secretary, and
                                    Director


Date:  April 20, 2005               /s/ Dean Haws
                                    --------------------------------------------
                                    Dean Haws, Director


Date:  April 20, 2005               /s/ James J. Roach
                                    --------------------------------------------
                                    James J. Roach, Director


Date:  April 20, 2005               /s/ Mohsen Amiran
                                    --------------------------------------------
                                    Mohsen Amiran, Director


Date:  April 20, 2005               /s/ Thomas J. Kenan
                                    --------------------------------------------
                                    Thomas J. Kenan, Director


Date:  April 20, 2005               /s/ Wilton Dennis Stripling
                                    --------------------------------------------
                                    Wilton Dennis Stripling, Director

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                          Commission File No. 333-48659

                                  EXHIBIT INDEX

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB-Annual Report:

Exhibit No.                           Description
----------                            -----------

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

5           -           Opinion of Thomas J. Kenan,  Esquire, on the legality of
                        the securities being registered.+++

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

10.8        -           2004 Stock Option Plan  adopted by Summit  Environmental
                        Corporation, Inc.+

14          -           Code of  Ethics  for the  Chief  Executive  officer  and
                        Senior Financial Officers.

16.1        -           Letter of  November  24,  2004 of Lane  Gorman  Trubitt,
                        L.L.P.  agreeing with the statements made in Form 8-K by
                        Summit  Environmental   Corporation,   Inc.,  concerning
                        Summit's change of principal independent accountants.++

23          -           Consent of Lane Gorman Trubitt, L.L.P. to be named as an
                        expert in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein.

23.1        -           Consent of Thomas J. Kenan, Esquire, to the reference to
                        him  as  an  attorney   who  has  passed  upon   certain
                        information contained in the Registration Statement.

            ----------
            * Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

            ** Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

            *** Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

            + Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

            ++ Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.

            +++   Being  filed  with  Form  SB-2  Am  1;   Commission  File  No.
                  333-122402 incorporated herein.