Form 10QSB
period 2005-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-05-20
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Summit Environmental Corporation, Inc.
(Exact name of registrant as specified in its charter)

Texas (state of incorporation)	333-48659 (Commission File Number)	73-1537206 (IRS Employer I.D. Number)

133 East Tyler Street
Longview, TX 75601
800-522-7841
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 11, 2005, there were 23,893,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	4
Statements of Operations (Unaudited) Three Months Ended March 31, 2005 and 2004	5
Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2005 and 2004	6
Notes to Financial Statements(Unaudited)	7

SUMMIT ENVIRONMENTAL CORPORATION, INC.
CONDENSED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$383,764	$460,257
Accounts Receivable, less allowance for doubtful accounts of $172,678	43,706	63,479
Inventory	488,185	352,108
Prepaid Expenses	81,960	86,316
Total Current Assets	997,615	962,160

Property and Equipment at Cost
Property and Equipment	80,636	80,636
Leasehold Improvements	13,877	13,877
Accumulated Depreciation and Amortization	(57,211)	(54,406)
Net Property and Equipment	37,302	40,107

Other Assets
Prepaid Royalties	555,032	561,188
Deposits	2,180	2,180
Patents and Licenses -net of accumulated amortization of $1,051,824 and $1,011,240	1,498,896	1,539,480
Total Other Assets	2,056,108	2,102,848

Total Assets	$3,091,025	$3,105,115

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$243,442	$141,130
Notes Payable	50,000
Accrued Liabilities	42,942	38,045
Total Current Liabilities	336,384	179,175

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000 shares authorized, no shares issued
Common stock, par value $.001; 40,000,000 shares authorized, 23,249,344 and 23,209,344 shares issued	23,260	23,220
Additional Paid in Capital	10,154,293	10,144,383
Accumulated Deficit	(7,397,912)	(7,216,663)
Treasury Stock - 10,000 shares	(25,000)	(25,000)
Total Stockholders' Equity	2,754,641	2,925,940
Total Liabilities and Stockholders' Equity	$3,091,025	$3,105,115

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Sales	$209,878	$42,028
Returns and Allowances	--	--
Net Sales	209,878	42,028

Cost of Sales
Cost of sales	131,491	17,693

Gross Profit	78,387	24,335

Operating Expenses
Selling, general, and administrative expenses	214,205	162,354
Amortization	40,584	40,584
Depreciation	2,805	2,805
Total operating expense	257,594	205,743

Net Earnings (Loss) from Operations	(179,207)	(181,408)

Other Income (Expense)
Interest income	1,105	73
Interest expense	(807)	(691)
Miscellaneous	(2,340)	(2,089)
Total other income (expense)	(2,042)	(2,707)

Net Loss	$(181,249)	$(184,115)

Net Earnings (Loss) per Share	$(0.01)	$(0.01)

Weighted Average Shares	23,233,177	18,222,157

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004

Cash Flows from Operating Activities
Net loss	$(181,249)	$(184,115)
Adjustments to reconcile net earnings (loss) to cash used in operating activities
Amortization	40,584	40,584
Depreciation	2,805	2,805
Common stock and options issued for services	9,950	9,625
Change in assets and liabilities
Accounts receivable	19,773	(25,652)
Inventory	(136,077)	(34,267)
Prepaid expenses and deposits	10,512	7,142
Accounts payable	102,312	17,417
Accrued liabilities	4,897	638
Net cash used in operating activities	(126,493)	(165,823)

Cash Flows from Investing Activities
Acquisition of property and equipment	--	(117)
Net cash used in investing activities	--	(117)

Cash Flows from Financing Activities
Loan proceeds	50,000	--
Proceeds from sale of stock	--	128,000
Net cash provided by financing activities	50,000	128,000

Net Increase (Decrease) in Cash	(76,493)	(37,940)

Cash - Beginning of Period	460,257	114,054

Cash - End of Period	$383,764	$76,114

Supplemental cash flow information
Cash paid for interest	$--	$--
Cash paid for income taxes	--	--

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the “company”, at December 31, 2004 has been taken from the company’s audited financial statements at that date. The balance sheet at March 31, 2005, the statement of operations for the three months ended March 31, 2005, and the statement of cash flows for the three months ended March 31, 2005 have been prepared by the company without audit. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results, which may be expected for the fiscal year ended December 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements of the company for the year ended December 31, 2004.

1.	SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Summit Environmental Corporation, Inc. (the “company”) was organized in accordance with the Business Corporation Act of the State of Texas on February 2, 1998, for the purpose of merging (the “merger”) with Summit Technologies, Inc., a Texas corporation. The company continued to exist as the surviving corporation under its present name pursuant to the provisions of the Texas Business Corporation Act. The merger was effected on December 2, 1998 as a tax-free reorganization accounted for as a pooling of interests.

The company markets fire suppression materials, environmentally safe cleaning chemicals, and natural, botanical cosmetic products. The products are proprietary or are under exclusive license. Marketing efforts include “infomercials” and other television and radio promotion, videotapes, and personal demonstrations. Products are marketed domestically and internationally.

Revenue Recognition

Revenues from sales of materials and products are recorded at the time the goods are shipped and when title passes.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Cash and cash equivalents

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
March 31, 2005
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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred, which totaled $20,046 and $2,583 for the first quarters of 2005 and 2004, respectively.

Shipping and handling costs

The Company includes shipping and handling costs in “Selling, general and administrative expenses” for purposes of income statement presentation. Shipping and handling costs were approximately $4,900 and $6,200, for the first quarters of 2005 and 2004, respectively.

Research and development costs

The costs associated with research and development activities are expensed as incurred. Total research and development costs were approximately $6,100 and $4,300, for the first quarters of 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Per Share Information

Earnings per share is calculated by dividing net income or loss (available to common stockholders_ by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. Potential dilutive securities (stock warrants, stock options) have not been considered since the Company reported a net loss and, according, their effect would be antidilutive.

2.	PATENT

On November 2, 1998, the company purchased via issuance of common stock and a note payable, patent rights and intellectual property rights to various fire suppression products for a purchase price of $2,375,000. This purchase required initial cash payments of $425,000 and 750,000 shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc.

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

The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $13,652 and $17,456 for the first quarters of 2005 and 2004, respectively. We renewed our lease for office space for one year. The lease payment remained unchanged at $1,700 per month. We continue to maintain warehouse space on a month to month basis at $1,300 per month.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

5.	COMMON STOCK

Private Placement

During the first quarter of 2005, no shares of common stock were sold in a private placement.

Common Stock Options

The sole director and stockholders approved the 1998 Stock Option Plan (the “Plan”) of the company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the company or directors of the company or consultants to the company will have the option of subscribing to common shares of the company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 500,000.

In February 2004, the board of directors adopted the 2004 Stock Option Plan (the “2004 Plan”). The number of shares subject to the 2004 Plan is 1,000,000.

At March 31, 2005, there were 397,500 options to purchase shares of common stock outstanding pursuant to the Plan and 480,000 options to purchase shares of common stock outstanding pursuant to the 2004 Plan.

Warrants

There were 861,250 warrants outstanding at March 31, 2005, exercisable at $0.50 per share through May 27, 2005. There were 1,000,000 warrants outstanding at March 31, 2005 exercisable at $1.00 through May 27, 2005. There were 180,000 warrants outstanding at March 31, 2005, exercisable at $0.25 per share with no expiration date.

6.	RELATED PARTY TRANSACTIONS

The following transactions occurred between the company and related parties:

The company and another business with common shareholders share office space and the related expenses.

The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2). The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and $.35 per 1 liter can of FirePower™ and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $561,188 as of December 31, 2004 and $552,032 as of March 31, 2005.

7.	CONCENTRATIONS

Approximately 95 percent of the sales in the first quarter of 2005 were made to one customer and 60 percent of the sales in the first quarter of 2004 were made to three customers.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended March 31, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - First Quarter of 2005 Compared to First Quarter of 2004

Summit Environmental’s sales for Q1 2005 were 499 percent of Q1 2004 sales - $209,878 in Q1 2005 compared to $42,028 in Q1 2004. Gross margin was 37.3 percent for Q1 2005 compared to 58.0 percent for Q1 2004. Sales have not reached a level to generate consistent gross margin percentages.

Operating expenses increased 31.9 percent during Q1 2005 over Q1 2004. Operating expenses increased by $51,851 from $162,354 in Q1 2004 to $214,205 in Q1 2005. The increase was due primarily to advertising and commissions.

Amortization and depreciation were $43,389 in Q1 2005 and in Q1 2004.

Summit had a net loss from operations of $179,207 for Q1 2005, down from a net loss of $181,408 for Q1 2004, a $2,201 or a 1 percent decrease. The improvement in the net loss was attributed primarily to the increase in sales.

OVERVIEW - RECENT DEVELOPMENTS

In April 2005, we added Mr. Paul Kowalenko as Director of Sales and Marketing for the FlameOut® Fire Suppressor Division of the company. Mr. Kowalenko, formerly Operations Director for Just-In-Case-Fire, has had extensive experience in the oil and gas industry. Paul served in capacities as Manager of Corporate Planning, Vice President of Finance and Chief Financial Officer. Paul is already working with clients in India, Taiwan, Poland, the logging industry and developing marketing point-of-sales aids. Paul has a Bachelor of Commerce Degree and is a Corporate Management Accountant from the University of Calgary.

We are completing our second order of FlameOut® to be shipped to Taiwan for its nuclear facility. The initial sale was completed last November through Darley Pumps Odin Foam Division when FlameOut® was included as the Class B Foam for a compressed air foam system by Odin Foam.

We are completing the process for ABS (American Bureau of Shipping) certification for sales in Poland. The ABS Certification will clear the way for our distributor Fire Dam.

The Yellow Stone Club, a custom residential development near Big Sky, MT which features 8,000-square-foot-minimum residences, will be the site of an extended demonstration of FlameOut® on May18, 2005.

We will be featuring the new FlameOut® aerosol fire extinguisher in a one-minute television commercial test market to be conducted by Media Corp. Worldwide in June 2005.

OUTLOOK

The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

Regular programming on QVC of our FirePowerTM aerosol fire extinguisher began in January 2005. On the first airing in January, 11,000 cans were sold in 8.5 minutes. On March 2, 2005, 13,000 cans were sold in 10 minutes. Airings are scheduled throughout 2005. As of March 18, 2005 we have recorded sales of $256,917 through QVC since 2002. On March 23, 2005, we shipped QVC an order worth $94,800 for airings in the second quarter 2005.

We are completing the preparations for retail sales of FlameOut® also as an aerosol-rated fire extinguisher. FlameOut® aerosol fire extinguisher is the twin sister to FirePowerTM. FlameOut® is offered primarily to franchise and mass marketing companies. A TV commercial will feature FlameOut® during the second quarter of 2005. FlameOut® aerosol was presented at the National Hardware Show in Chicago, March 20-23, 2005. FlameOut® aerosol fire extinguishers will be featured at a hardware show in Las Vegas from May 17, 2005 through May 20, 2005. We received a purchase order from Big 5 Stores for FlameOut® aerosol for May delivery. The value of the purchase order to the company was $43,000.

FlameOut® and FirePowerTM aerosol fire extinguishers contain the same surfactant, FlameOut®. FlameOut® is sold in concentrate form. The logging industry is endorsing FlameOut® more and more on its insured heavy equipment. Three insurance companies - Bituminous, Lloyds of London and Santee - now require FlameOut® or a product like FlameOut® to be on all insured logging equipment for renewal purposes of existing fire coverage or on new equipment in order to bind fire coverage. There is no other product that has the various government approvals FlameOut® has, is non-toxic, is non-corrosive and is rapidly biodegradable. As of March 18, 2005, we have recorded sales of $35,290 to the logging industry. Bituminous Insurance referred us into its insured market of paving and asphalt contractors during the first quarter of 2004. On February 10, 2005 Keith Parker, Summit CEO, was the featured speaker at the Marion County Road Builders Association hosted by Steven Counts Paving Co. in Ocala, FL. We secured orders from other companies in attendance. The orders for Steven Counts Paving are being handled through a new distribution established as a result of the presentation and demonstration of the FlameOut® Fire Suppressant and FirePowerTM.

FlameOut® has been submitted to the U.S. Government Services Administration (“GSA”) for a federal supply number (“FSN”) by our agent, GSA Awards, Inc. Completion is expected by June 2005. Possession of an FSN could lead to large supply contracts for U.S. Government Institutions, U.S. Forestry, State Forestry departments, Bureau of Land Management, and U.S. Parks and Wildlife. We received a confirmation letter from GSA acknowledging that the final negotiations and approval schedule and subsequent FSN number are in final review. GSA Awards Inc., acting as an agent, will complete this process. GSA Awards’ marketing arm, GSA BizOps, will be acting as our marketing sales agent through an agreement in which GSA Awards pre qualifies U.S. Government procurement requisitions where our products and securities will satisfy the requirements. The GSA approval and FSN supply number make our product and the requisition a match. GSA Awards does not represent another client with products that compete with FlameOut® or FirePowerTM. FirePowerTM and FlameOut® are now carried in W.S. Darley Company’s most recent fire products catalog published in February 2005. This catalog goes to every fire department in the U.S. and a number of fire departments in 23 foreign countries.

In April 2005 we made a first sale of FlameOut® to a customer in India. The halted production of the Fire Suppression Agent AFFF in 2001 has made our product one of the most attractive alternates to replace the market need created by AFFF. Monsanto halted production of AFFF in December 2001. One of the reasons was the toxicity of AFFF. FlameOut® is non-toxic. AFFF was designed for Class B (fuel) fire suppression. FlameOut® is UL listed for Class B fire and also possesses UL 162 certification for emulsification and encapsulation of hydrocarbons thereby preventing reignition of fires once extinguished. Our new customers in India supply fire suppression agents for the oil and gas refining industry.

Using our unique aerosol technology, a new product sold under the brand name SafeTree® for use with Christmas Trees. Sprayed on the tree, it not only guards against fire but extends the period when the needles stay green and do not drop. We have developed an alliance with Noble Mountain Tree Farms, one of the world’s premier Christmas tree growers and suppliers to companies such as Wal-Mart, Home Depot and Lowe’s. It also sells trees through a network of Noble Tree lots. During the fourth quarter of 2004 Noble supplied two-can samples of SafeTree® to more than 50 major retailers in the U.S. that yearly sell more than 6 million Noble trees and wreaths. This initiative with Noble was kicked off at a meeting in Chicago in March and will be introduced at future shows in Las Vegas in May 2005. SafeTree® was introduced to Target Stores by Mr. Rob Heggie, one of the members of AmBiz Association, in April 2005. Initial response was favorable.

We work closely with American Business Associates (AmBiz). AmBiz assists with introductions into military, homeland security and emergency management venues, with retail development and introductions for some of our products and with development and financing for future retail projects. More about AmBiz can be found at www.americanbusinessassociates.com. Through AmBiz’s efforts, we submitted FlameOut® and FlameOut® Foam to the U.S. Air Force chemical testing center at Tyndal Air Force Base in Florida. The series of testing involves the protocol to find a new agent to suppress ground-based fuel fires. Our FlameOut® Foam (AFFF Replacement) and FlameOut® will undergo continued toxicity testing and efficacy tests during 2005. We also will introduce FlameOut® to the U.S. Air Force testing center at Little Rock, Arkansas for use in the Air Force fleet of C-130 tankers in early 2005 for wildland, wildfire applications. AmBiz is working in conjunction with us and Noble Mountain Tree Farms for the sale of FlameOut® Aerosol Fire Extinguisher and SafeTree® for 2005.

FlameOut® is not just a fire suppressant. It is non-toxic, biodegradable and has significant encapsulation features that surround and smother particles it contacts. We demonstrated its fire-fighting and fire-retardant qualities before FEMA, Homeland Security, Arizona State Emergency Management, the Office of Emergency Management and the Bureau of Land Management in July 2004. The demonstration consisted of using Evergreen Aviation’s 747 Supertanker to disperse FlameOut® as a compressed-air foam over a path 100 to 125 feet wide for 20,000 feet. The success of the demonstration has led us to consider FlameOut® as the carrying agent for additional products that address environmental issues. Dr. Amiran, one of our directors and the inventor of FlameOut®, is addressing this expanded use of FlameOut® - uses such as treating toxic spills or chemical exposure, cleaning the air of free radicals in the event of terrorist attacks, and a fire retardant sealant to be sprayed on a structure prior to evacuating an area threatened by a wildfire. We have no revenues yet from such an expanded use of FlameOut®. Our relationship with Evergreen Aviation is not yet the subject of an executed contract.

We will be demonstrating FlameOut®, FirePowerTM and various pieces of equipment through which FlameOut® can be dispensed on May 18, 2005 at the Yellowstone Club in Big Sky, MT. More about Yellowstone is available at www.yellowstoneclub.com.

Ultimate CleanTM Products.

Working with our distributor for Ultimate CleanTM chemicals and cleaners, Asah Terra, a Washington-based bioremediation contractor, we expect we will sell significant amounts of our chemicals and cleaners in the heavily contaminated petroleum production areas of Nigeria. Asah Terra has ordered products for a new cleanup project with the city of Seattle scheduled for May. According to Asah Terra several other municipalities are being instructed to ensure the cleanup and odor elimination at a sewage treatment plant in Seattle.

Asah Terra is working with the Nigerian Government and Shell Oil of Nigeria in providing consultation and products with specific applications for what is estimated at up to ten years of existing clean-up of contamination. One of the first sites that we will be cleaning is a stagnate lake that allows bacteria to grow. When it rains, the overflow provides such a large amount of toxic residue that this site has been linked to being a leading cause of the deaths of infants and young children in Nigeria. The contract for the initial site to be treated was extended on May 4, 2005, in Nigeria, as notified by Asah Terra. The value of our initial chemical sale for this project is $25,000 to $50,000. There are reported by Asah Terra to be thousands of these sites in Nigeria. They have been mandated by the Nigerian Government for environmental cleanup.

Asah Terra sells some of our other Ultimate CleanTM products to clean the grease traps at restaurants, primarily in the Northwest United States.

Our future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the inability of the company to obtain needed additional capital, loss of personnel, particularly chief executive officer B. Keith Parker, as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as our fire suppressant or is able to discover the additives to our fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company’s fire suppressant products.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2005, under advisement of our corporate legal counsel, we accepted a cash payment settlement agreement of $52,000 in our suit styled Summit vs. Graff.

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

Set forth below are the sales of our common stock since January 1, 2005 in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506

Date	Person	No. of Shares	Price Per Share	Type of Consideration

01-12-05	Chris Dellinges	15,000	$0.26	Services as Chief Financial Officer
01-27-05	Keith Parker	7,500	$0.25	Services as Chief Executive Officer
01-27-05	Paula Parker	5,000	$0.25	Services as Vice President
03-16-05	Keith Parker	7,500	$0.24	Services as Chief Executive Officer
03-16-05	Paula Parker	5,000	$0.24	Services as Vice President
04-07-05	AmBiz	94,292	$0.20	Services for Marketing Advice
04-25-05	Chris Dellinges	15,000	$0.25	Services as Chief Financial Officer
04-29-05	Keith Parker	15,000	$0.25	Services as Chief Executive Officer
04-29-05	Paula Parker	10,000	$0.25	Services as Vice President

All of the persons purchasing shares of common stock were known to management, they were all accredited investors and had access to all material information concerning the issuer.

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
10.4
Limited Exclusive Marketing Bilateral Agreement among B. Keith Parker, individually and as Chairman of the Board and CEO of Moonlighting Distribution Corporation-USA, d/b/a Moonlighting International, and Summit Technologies, Inc. (FireKare, FirePower 911™, Super Cold Fire, and Flame Out®)*

10.6	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**
10.7	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***
10.8	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+
14	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+
16.1
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.
**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.
***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.
****	Previously filed with Form 10-QSB 03-31-02; Commission File No. 333-48675 incorporated herein.
+	Previously filed with Form 10-KSB 12-31-03; Commission File No. 333-48675 incorporated herein.
++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.
*+	Previously filed with Form 10-KSB 12-31-04, Commission File No. 333-48675 incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUMMIT ENVIRONMENTAL CORPORATION, INC.

Date: May 20, 2005	By:	/s/ B. Keith Parker

B. Keith Parker, Chief Executive Officer