Form 10KSB/A
period 2004-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-07-22
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Summit Environmental Corporation, Inc.
(Exact name of registrant as specified in its charter)

Texas (state of incorporation)	333-122402 (Commission File Number)	73-1537206 (IRS Employer I.D. Number)

133 East Tyler Street
Longview, TX 75601
800-522-7841
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $190,702

State the aggregate market value of the 16,917,686 voting and non-voting common equity held by non-affiliates computed by reference to the $0.195 average bid and asked price of such common equity, as of March 31, 2005: $3,298,949.

As of March 31, 2005, there were 23,759,344 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	36
	Audit Committee and Audit Committee Financial Expert	39
	Code of Ethics	39
	Compliance with Section 16(a) of the Exchange Act	39

Item 10	Executive Compensation	40
	Employment Contracts	40
	Stock Options	40

Item 11	Security Ownership of Certain Beneficial Owners
	and Management	42

Item 12	Certain Relationships and Related Transactions	43

Item 13	Exhibits	44

Item 14	Principal Accountant Fees and Services	46

Signatures		47

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development.

We are incorporated in Texas and are affiliated with Moonlighting Distribution Corporation, a closely held Texas corporation ("Moonlighting"). Moonlighting is under the 52.5 percent ownership and control of B. Keith Parker and his spouse, Paula Parker, who are directors of both companies and, respectively, the chief executive officer and vice president for shareholder relations of the company. The Parkers also own 12.8 percent of the outstanding stock of our company.

Before our company was organized, the Parkers and Moonlighting became aware of several products developed by BioGenesis Enterprises of Springfield, Virginia (“BioGenesis”) that are environmentally safe - generally, products that are biodegradable and nontoxic. In 1997, the Parkers and Moonlighting obtained a license from BioGenesis to market a fire suppressant that BioGenesis had developed. Moonlighting soon determined that the activities that should be undertaken for the fire suppressant product exceeded the capabilities or business plan of Moonlighting. A company named Summit Technologies, Inc. (with whom our company merged on December 2, 1998) was incorporated in August 1997 to organize, finance, and direct the marketing of BioGenesis' fire suppressant product and other environmentally safe products for which exclusive marketing licenses could be obtained and for which marketing expenses could be raised.

Moonlighting licensed to Summit Technologies the non-exclusive right to market BioGenesis' fire suppressant products, FirePower 911™ and FlameOut®, and the exclusive right to market certain other products newly developed by Moonlighting and tested for marketing, Stressex™ and a cosmetic line, Pannache™. Later, in December 1999 our company purchased from BioGenesis its patent and other intellectual property rights associated with the fire suppressant for $1 million cash and 750,000 shares of Common Stock of Summit Technologies.

On December 2, 1998, Summit Technologies was merged into our company, Summit Environmental Corporation, Inc.

Our Business.

Principal Products

Summit Environmental distributes and markets the following proprietary products. All of the products are manufactured exclusively for us.

FirePower 911™ and FlameOut®

These products are fire suppressants and fire retardants. FlameOut® was developed by Dr. Mohsen C. Amiran and his company, BioGenesis, to be a replacement for Halon 1211. Halon 1211 was a widely used fire suppression and explosion protection agent. It was applied primarily as a wetting agent and was the fire-extinguishing agent of choice for many uses, such as in most fire extinguishers. Its production was halted in 1994 by actions taken at the 1992 Geneva Peace Conference primarily because Halon 1211 has one of the higher ozone depletion potentials of any compound. Halon 1211 was still approved for certain limited mission-critical uses (such as ship- and shore-based crash, fire and rescue), but as of March 1999 Halon 1211 fire extinguishers are no longer approved for continued use even under the classification “mission critical.”

In March 1994, Surfactant Blend A, which had been submitted by Dr. Mohsen C. Amiran of BioGenesis, was certified by the USEPA-SNAP (Significant New Alternative Policy). This was the first approved alternative to Halon 1211.

The EPA has now approved at least ten other certified replacements for Halon 1211. Three of these are water, foam and carbon dioxide. In addition to these three, BioGenesis' Surfactant Blend A is approved for all wetting agent uses for both residential and commercial use. Some of the replacements were approved only for a limited time and then were phased out. Surfactant Blend A - which is FlameOut® - was listed in May 1997 by Underwriter Laboratories (listing number 7P21).

In December 2001, FlameOut® was approved by the United States Department of Transportation and Federal Aviation Administration as an acceptable replacement for Halon 1211 in commercial aircraft.

FlameOut® is marketed at one to three percent strength for use in extinguishing Class A fires (wood, cloth, paper, rubber and plastics) and is marketed at three to six percent strength for suppression of Class B fires (combustible liquids, gases and greases). Surfactant Blend A- FlameOut® - is also effective at ten percent strength in suppressing Class D fires (metals) but has not yet been submitted to Underwriters Laboratory for certification for Class D fire suppression.

FlameOut® -

•	reduces toxic smoke by encapsulating poisonous hydrocarbons,

•	reduces heat approximately 70 percent faster than water,

•	prevents reflash,

•	is safe to store and handle,

•	leaves virtually no residue,

•	is biodegradable,

•	is environmentally safe,

•	is nontoxic, but may irritate the eyes, and

•	stores at between 25 degrees and 120 degrees Fahrenheit for prolonged periods.

In May 2003 the United States Forestry Service approved FlameOut for listing on its Quality Products Listing. Commercial companies under contract with the U. S. Forest Service to fight forest fires can now purchase Flameout® as their fire extinguishing agent.

FlameOut® is one of three products under evaluation by the U. S. Air Force for certification as an alternative replacement product for AFFF. AFFF is a fire fighting foam that is classified as a biohazard. It is suspected of being a possible cause of cancer, and fire fighters using AFFF wear biohazard suits when using AFFF.

Our FirePower™ product also contains Surfactant Blend A - the FlameOut® formula. FirePower™ and FlameOut® both suppress and extinguish fires quickly. State fire codes prohibit products from being marketed as fire extinguishers without proper testing, listing, and rating. We believe it is the only aerosol fire suppressant in the worldwide marketplace that has obtained a fire extinguisher listing and rating. Having the only such product is believed by us to be significant for our long-term marketing prospects. Its non-Halon certification, with regard to residential fire extinguisher sales, places FirePower™ into a class of its own.

Industrial Chemicals and Cleaners

We distribute industrial chemicals and cleaners under the private label Ultimate Clean’. The products were developed by Dr. Amiran and BioGenesis. BioGenesis concentrates its activities on developing, and then manufacturing for marketing by other companies, industrial-use products that are environmentally safe.

Due to perceived market demands, through Dr. Amiran we have developed a turbine cleaner for jet engines. The original formula, Ultimate Clean 668’, was developed for Solar Turbines, a company owned by Caterpillar. We are introducing 668’ to the aviation industry and the United States Military through our association with American Business Associates (AmBiz).

We have submitted Ultimate Clean 668’ to an officially licensed testing agency in order to obtain a Quality Products Listing under military specification number MIL-PRF-85704C. This initiative, when completed, will meet Federal Aviation Administration guidelines for usage on commercial aircraft, United States Naval Warfare Center Aircraft Division and United States Department of Defense criteria for usage on U. S. military aircraft with a Quality Products Listing for both Type II and Type III (water-based) cleaners. We are working toward a final formulation that will meet elemental salt testing.

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

Distribution Methods

We market products primarily through the development of strategic alliances, most notably with AmBiz for the aviation industry and the U.S. Military. Our contacts with AmBiz, which can be reviewed at www.americanbusinessassociates.com, provide essential contacts for our initiatives. We have made other alliances for specific industries such as e-commerce, catalogue sales, roofing, plumbing, heating and air conditioning, building materials, and retail mass merchandisers and convenience stores. We sell FirePower™ through periodic presentations on QVC. We are preparing to launch sales efforts through infomercials.

Internationally, we market products through exclusive distribution agreements with revenue sharing clauses. We have entered into distribution agreements that cover the Philippines, the Netherlands (for Europe and the former Eastern Bloc countries), Scandinavia, Australia, New Zealand, Mexico, Argentina, Brazil, Chile, Uruguay, Paraguay, Venezuela, Ecuador, Bolivia, and Canada.

Competition

We own the patent and intellectual property rights to Surfactant Blend A - FlameOut® and FirePower™. Surfactant Blend A was the first formula approved under USEPA-SNAP guidelines after the global banning of Halon 1211. Its approval is for both commercial and residential use. FlameOut® competes with established products owned by DuPont, 3M and Monsanto. However, FlameOut® is the only non-toxic fire suppression agent listed by the U.S. Forest Service. FirePower™ has no competition. This is the only validated and listed portable fire extinguisher available in an aerosol can (like air freshener or hair spray).

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

Raw Materials and Suppliers

The raw materials for our products are in abundant supply. Summit Environmental, by virtue of our purchase of the patent and intellectual property rights to Surfactant Blend A, has retained Dr. Amiran and his company, BioGenesis, to formulate and package our products on a cost-plus-10 percent basis. We have had difficulties getting prompt delivery of the aluminum cans we use in our aerosol FirePower™ fire extinguisher. One of the three facilities in the world that makes these cans to the required National Fire Protection Association and U.S. Department of Transportation requirements, went out of business recently. We are currently on a systematic inventory purchase order cycle with a facility in Monterey, Mexico that is one of two remaining suppliers of this required can. We have no current difficulties.

Dependence on Major Customers

Approximately 35 percent and 68 percent of sales were made to two customers in 2003 and two customer in 2004, respectively. Approximately 68 percent of sales in the third quarter of 2004 were made to four customers and 68 percent of sales in the third quarter of 2003 were made to two customers. This concentration of sales is already being reduced in 2005 by our success this year in selling our FirePower® aerosol fire extinguishers through television’s QVC channel.

Patents, Trademarks and Licenses

We own all patents and intellectual property rights associated with the fire suppressant products. However, we are obligated to pay royalties to Moonlighting Distribution Corporation as follows: $0.40 for each 16 ounce can of FirePower™, $0.50 for each gallon of FlameOut®, and $0.35 for each one-liter can of FirePowerTM. The obligation to pay the above mentioned royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting. Moonlighting views this license to be perpetual; therefore, the royalties are perpetual.

We have a perpetual license from our affiliated company, Moonlighting, for its Pannache™ products. The license has no sales quota. We pay Moonlighting a 9 percent royalty on the lowest wholesale price for which we sell the product.

We have a non-exclusive license to Ultimate CleanTM 668 and other industrial chemicals and cleaning products formulated by Dr. Mohsen C. Amiran. We obtain these products at Dr. Amiran’s lowest wholesale price less 10 percent to 15 percent.

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

Research and Development

We deal directly with SMI Laboratories in Miami, Florida for a U. S. military specification number for Ultimate Clean™ 668.

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

We and Dr. Amiran have been jointly working on an advanced formula for FlameOut® to be approved as a replacement for AFFF. Military specification tests with the United States Air Force for FlameOut® Foam began in April 2002.

Our non-toxic, biodegradable turbine cleaner, Ultimate Clean 668™, was developed by us for the scheduled periodic cleanings required of jet engines. We are involved in a U. S. Department of Defense and U. S. Navy EPA-directed test on it for non-corrosion and non-toxicity to military specification number MIL-PRF-85704C.

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

ITEM 3. LEGAL PROCEEDINGS.

On December 28, 2001, we filed a $46,000 collection lawsuit, Summit Environmental Corporation, Inc. v. Harry Bachelder III, dba Proformance Marketing , Inc., Cause Number 2001-2667-B, 124th District Court, Gregg County, Texas for non-performance on a guaranteed note payable and delinquent accounts. We later amended the petition to include a cause for an alleged unlawful removal of 21 pallets of FirePower 911™ from a bonded warehouse. We took a default judgement for approximately $186,000, which default judgment was awarded on November 8, 2002. We have not collected on this judgment but have hired counsel to file a collection lawsuit in New Jersey.
In April 2002 we filed a $53,000 lawsuit, Cause Number 2002-93-B in the 124th District Court, Gregg County, Texas, against a former staff employee and her spouse for credit card fraud and misappropriation of funds in the 124th District Court in Longview, Gregg County, Texas. We were awarded $233,800 in damages and attorney’s fees. A settlement agreement has been entered into whereby the former employee and her spouse will pay to Summit $52,000 as settlement of all outstanding issues. The money should be paid to Summit within the next twenty days.

In March 2003 we were sued by Lady Burd Exclusive Cosmetics, Inc. for $43,000 in a collection lawsuit, Lady Burd Exclusive Cosmetics, Inc v. Summit Environmental Corporation, Case No. 104268/03, Supreme Court of the State of New York, County of New York. We filed a cross-petition against Lady Burd for breach of contract and unpaid commissions, in the amount of $45,000

In March, 2003, we filed an action against Lady Burd Exclusive Cosmetics, Inc., Case Number 2003-589-A in the 188th District Court, Gregg County, Texas, for fraud and misrepresentation regarding our earlier purchase of patent rights to a “permanent” lipstick we sell under the name “Sugar Kiss Lip” collection. After paying $50,000 and 500,000 shares of our common stock to Lady Burd we discovered that Lady Burd had never filed for a patent. The two suits are being settled with the Company obtaining ownership of the formula (not patented) for a purchase price of 500,000 shares of stock and $62,000 instead of 500,000 shares of stock and $350,000.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Summit’s Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2003 and 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2003:
1st Qtr.	0.27	0.20
2nd Qtr.	0.35	0.18
3rd Qtr.	0.26	0.16
4th Qtr.	0.25	0.14

2004:
1st Qtr.	0.25	0.145
2nd Qtr.	0.72	0.25
3rd Qtr.	0.59	0.37
4th Qtr.	0.41	0.24

2005:
1st Qtr.	0.32	0.18
2nd Qtr.	0.46	0.17

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2004 and 2003:

Year ended December 31	2004	2003
Sales	100.0%	100.0%
Cost of Sales	57.8	(248)
Gross Margin	42.2	(148)
Operating Expenses	(641)	(510)
Other Income and Expenses, Net	2.4	2.3

Net income (loss)	(596)%	(656)%

SALES

Sales of $190,702 for 2004 increased by $10,015 or 5.5% from the prior year’s sales of $180,687. The increase was in sales of our FirePowerTM and was a result of test market orders from QVC television advertising. The decrease in sales of cosmetics in 2004 was due to a QVC test in 2003 after which the cosmetic product was not continued by QVC.

The amount of sales, by product segment, for 2003 and 2004, were as follows:

Product	2003	2004

Fire Suppressants	$125,232	$177,642
Ultimate Clean® Chemicals	1,818	4,823
Cosmetics	53,228	6,755
Energy Drinks(1)	409	1,482

(1)
In late 2003 we began test marketing an energy drink, similar to the Gatorade-like drinks, that was developed by Dr. Amiran, a director of our company and the inventor of all our products. No plans have been made to devote significant efforts to the promotion of this product.

GROSS MARGIN

In 2004 we had a gross margin of $80,486, or 42.2 percent of sales. In 2003, because of a provision for inventory losses of $364,485 relating to faulty FirePower 911™ cans subject to litigation for being incorrectly manufactured by Pel Associates, Ultimate Absorb, and older Pannache skin care products, what would have been a gross margin of $96,306, or 53% of sales, was, instead, a total cost of sales of $448,866, which was 248% of sales in 2003. We have experienced increases in the cost of sales of several items steadily during the past few years. For instance, we have seen the cost of propellants for our aerosol cans increase from $1.80 a pound in 1999 to $4.00 a pound today, the cost of aluminum cans increase from $1.02 to $1.37, and the cost of chemicals increase from $0.53 a can to $0.60 a can.

OPERATING EXPENSES
Operating expenses of $1,221,861 for 2004 increased by $299,873, or 32.5 percent, from $921,988 in 2003. Advertising expenses increased in 2004 by $116,818 over 2003. Professional fees increased in 2004 by $30,363 over 2003. Expenses related to trade shows increased to $16,804 in 2004 from $4,399 in 2003. Repair and maintenance expense decreased by $700 from 2003 to 2004. Research and Development expenses decreased by $8,283 from 2003 to 2004. Office salaries decreased from $94,352 in 2003 to $83,237 in 2004 and officer compensation decreased by $32,275 from $205,400 in 2003 to $187,375 in 2004. Advertising and trade show expenses increased due to the demand for increased marketing efforts to retail the aerosol fire extinguisher which was successfully launched in 2004. Professional fees, both legal and auditing, increased due to significantly higher charges for preparing Form 10-KSB and amending Form SB-2 to update financial information. Legal fees also increased due to proceeding in two lawsuits. Research and development decreased due to the certifications and listing for chemicals and products being completed. Inventory losses resulted from the write-off of 80,000 cans of FirePower 911 that was not marketable due to loss of propellant through bad seals. The product had a five-year warranty which expired. Additionally, we wrote off unsold cosmetic inventory.

NET LOSS
We had a net loss of $1,136,783 during 2004, as compared to a net loss of $1,185,992 during 2003. The years 2004 and 2003 were years of product and marketing organization, as reflected in the acquisition of all rights related to our fire suppressant products and in the efforts exerted to introduce the fire suppressant products to major purchasers and distributors of these products. Significant efforts in marketing and product research were introduced with regards to the company’s cosmetic division. These efforts, while properly accounted for as expenses, represent major investments by the company in the future marketing of its fire suppressant and cosmetic products.

Accounting Policies Requiring Significant Estimates and Judgments.

Our typical credit terms for domestic sales are net 30 days, 1.5% interest a month for payments after 30 days. These terms are identical for sales to related parties and external customers. There is no disparity between these credit terms and the amounts due us. We have a strict credit policy for retailers utilizing Dun and Bradstreet reports and credit references. For international shipments, 50% of the sale price must be received before we manufacture the order, and the remaining 50% must be received before we release product for shipping. Inventory levels are no longer created by completed product. Components are purchased and warehoused and held in waiting. The product is filled and shipped to the customer upon receipt of purchase orders.

LIQUIDITY AND CAPITAL RESOURCES
We had negative cash flow from operations of $942,867 in 2004 and negative cash flow from operations of $514,786 in 2003. Major contributors to the 2004 negative cash flow from operations were the $1,136,783 net loss from operations and a $150,440 increase in our inventory. The major contributor to the 2003 negative cash flow from operations was the $1,185,992 net loss from operations.

We had negative cash flow from investing activities of $23,038 in 2004 and negative flow from investing activities of $2,722 in 2003. The major components of both years’ cash flow from investing activities were acquisitions of property and equipment in 2003 and 2004.

We were able to stay liquid from the sale of $1,351,608 of our common stock during 2004, and from the sale of $396,300 of our common stock and loan proceeds of $39,500 during 2003. At year-end 2004, we had $460,257 cash on hand. At year-end 2003, we had $114,054 cash on hand. It is more likely than not that we will offer shares for sale in 2005 to existing shareholders. We anticipate significant orders of our fire suppression products during 2005, and we must keep inventories available to fill those orders.

We successfully test marketed FirePower™ on QVC in 2004. We began regular monthly programming in January 2005, and through March 2005 have had $256,917 in sales orders through completed programming. Several known retailers have indicated the purchase of FirePower™ in the second quarter of 2005. Also to be purchased is our SafeTree™ Christmas Tree Protectant.

Increased sales began in 2005 due to the successful launch of FirePowerTM into regular monthly programming on QVC. This led to the development of a “twin sister” product named FlameOut Aerosol Fire Extinguisher to be sold to retailers. The initial launch occurred over the week of July 4, 2005 at the 311 Big 5 Sporting Goods Stores in the Western part of the United States. Production is under way from purchase orders received from Target Stores, CVS Pharmacy and Brooks Pharmacy for delivery on the shelves of these stores by September 2, 2005. Additional orders for Rite Aid, Sports Chalet, Sports Authority and AAFES are currently in the vendor setup status for delivery in late September and early October (National Fire Prevention Month). We anticipate $1.5 million in sales for Q3 and Q4 in 2005. Securing financing from outside lenders is already under way. We have an active line of credit for FirePowerTM from Austin Bank and applications are in process for inventory financing for components (shells, boxes and chemicals) to have the necessary materials on hand. Accounts receivables financing through Austin Bank is in the second phase of the financing package. This will be utilized once purchase orders are received. When the accounts receivable financing is initiated, 80% - less the financing fees and the corresponding deduction of cost-of-goods - will be advanced to the company repaying the inventory loan for the order. Reduction of expense is not likely to decrease as the company has moved from a research and development company to a marketing company.

Sources of Liquidity

The following table sets forth for 2005 our expected sources and uses of cash, significant capital expenditures, marketing expenses and product development expenses:

			Expected Product-Related Uses of Cash
Product	Expected Source of Cash	Expected Amount of Cash	Significant Capital Expenditures	Marketing Expenses	Product Development Expenses

Fire Suppressants	Warrants, line of credit	Range of $0.25 to $0.50 $349,920 to $699,843	$220,000	$50,000	$15,000
Industrial Cleaning Products	Sale of products		0	$10,000	$5,000
Cosmetics	Sale of products		0	$10,000	$5,000
Energy Drinks	Sale of products		0	$5,000	0

OUTLOOK

The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

Events and Trends.

The following events and trends are expected to have a material impact on our business:

•
Regular programming on QVC of our FirePowerTM aerosol fire extinguisher began in January 2005. On the first airing in January, 11,000 cans were sold in 8.5 minutes. On March 2, 2005, 13,000 cans were sold in 10 minutes. Airings are scheduled throughout 2005. As of March 18, 2005 we have recorded sales of $256,917 through QVC since 2002.

•
We are completing the preparations for retail sales of FlameOut® also as an aerosol-rated fire extinguisher. FlameOut® is offered primarily to franchise and mass marketing companies. A TV commercial will feature FlameOut® during the second quarter of 2005. FlameOut® Aerosol is being presented for first orders at the National Hardware Show in Chicago, March 20-23, 2005.

•
FlameOut® and FirePowerTM aerosol fire extinguishers contain the same surfactant, FlameOut®. FlameOut® is sold in concentrate form. The logging industry is endorsing FlameOut® more and more on its insured heavy equipment. Three insurance companies - Bituminous, Lloyds of London and Santee - now require FlameOut®or a product like FlameOut® to be on all insured logging equipment for renewal purposes of existing fire coverage or on new equipment in order to bind fire coverage. There is no other product that has the various government approvals FlameOut® has, is non-toxic, is non-corrosive and is rapidly biodegradable. As of March 18, 2005, we have recorded sales of $35,290to the logging industry.

•
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

•
Using our unique aerosol technology, a new product sold under the brand name SafeTree® for use with Christmas Trees will be introduced in various retail locations through the Christmas Season 2005. Sprayed on the tree, it not only guards against fire but extends the period when the needles stay green and do not drop. We have developed an alliance with Noble Mountain Tree Farms, one of the world’s premier Christmas tree growers and suppliers to companies such as Wal-Mart, Home Depot and Lowe’s. It also sells trees through a network of Noble Tree lots. During the fourth quarter of 2004 Noble supplied two-can samples of SafeTree® to more than 50 major retailers in the U.S. that yearly sell more than 6 million Noble trees and wreaths. We expect that this initiative with Noble will bear fruit during Christmas Season 2005.

•	We will be changing in 2005 the propellant in our aerosol cans to nitrogen or a mix of 134A and nitrogen. This will reduce our cost of goods by approximately $1.20 a can.

Material Commitments for Capital Expenditures.

We have the following material commitments for capital expenditures during 2005:

•	Building of an inventory of aluminum cans for FirePower™/FlameOut® (1 Liter cans)

•	Building of an inventory for SafeTree™ (16 oz. cans)

•	Building of an inventory of FlameOut® concentrate for ready deployment for wildland/wildfire emergency supply.

We expect we shall obtain the funds for such expenditures from -

•	Exercise of some of the warrants by the 21 Selling Security Holders that hold common stock purchase warrants

•	Revenues from sales of our FirePowerTM, FlameOut® and SafeTree® fire suppressants and

•	Bank line of credit and/or purchase order financing.

Important Factors.

We work closely with American Business Associates (AmBiz). AmBiz assists with introductions into military, homeland security and emergency management venues, with retail development and introductions for some of our products and with development and financing for future retail projects. More about AmBiz can be found at www.americanbusinessassociates.com. Through AmBiz’s efforts, we submitted FlameOut® and FlameOut® Foam to the U. S. Air Force chemical testing center at Tyndal Air Force Base in Florida. The series of testing involves the protocol to find a new agent to suppress ground-based fuel fires. Our FlameOut® Foam (AFFF Replacement) and FlameOut® will undergo continued toxicity testing and efficacy tests during 2005. We also will introduce FlameOut® to the US Air Force testing center at Little Rock, Arkansas for use in the Air Force fleet of C-130 tankers in early 2005 for wildland, wildfire applications.

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

Asah Terra sells some of our other Ultimate CleanTM products to clean the grease traps at restaurants, primarily in the Northwest United States.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•
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

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$0
Capital Lease Obligations	$0
Operating Lease Obligations	$12,206.61	$9,620	$2,586.61
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	$0

Total	$12,206.61	$9,620	$2,586.61

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

ITEM 7. FINANCIAL STATEMENTS.

Page

Report of Independent Certified Public Accountants April 6, 2005	17
Report of Independent Registered Public Accounting Firm February 20, 2004	18
Balance Sheet December 31, 2004	19
Statements of Opeations Year Ended December 31, 2004 and 2003
and Period from August 14, 1997 to December 31, 2004	20
Statements of Changes in Stockholders’ Equity for the period from
August 14, 1997 to December 31, 2004	21
Statements of Cash Flows Year Ended December 31, 2004 and 2003
and Period from August 14, 1997 to December 31, 2004	22
Notes to Financial Statements	23

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Summitt Environmental Corporation, Inc.
Longview, Texas

We have audited the balance sheet of Summitt Environmental Corporation, Inc. as of December 31, 2004, and the related statements of operations, of changes in stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

PHILIP VOGEL & CO. PC /s/ Philip Vogel & Co. PC Certified Public Accountants
Dallas, Texas

April 6, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Summit Environmental Corporation, Inc.
Longview, Texas

We have audited the statements of operations, changes in stockholders’ equity, and cash flows of Summit Environmental Corporation, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lane Gorman Trubitt, L.L.P.

Dallas, Texas
February 20, 2004

SUMMIT ENVIRONMENTAL CORPORATION, INC.
BALANCE SHEET
DECEMBER 31, 2004

Assets
Current Assets
Cash and Cash Equivalents	$460,257
Accounts Receivable, less allowance for doubtful
accounts of $172,678	63,479
Inventory	352,108
Prepaid Expenses	157,409
Total Current Assets	1,033,253

Property and Equipment at Cost
Property and Equipment	80,636
Leasehold Improvements	13,877
Accumulated Depreciation and Amortization	(54,406)
Net Property and Equipment	40,107

Other Assets
Prepaid Royalties	490,095
Deposits	2,180
Patents - net of accumulated amortization
of $969,800	1,405,200
Licenses -net of accumulated amortization
of $41,440	134,280
Total Other Assets	2,031,755

Total Assets	$3,105,115

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$141,130
Accrued Liabilities	38,045
Total Current Liabilities	179,175

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000
shares authorized, no shares issued
Common stock, par value $.001; 40,000,000
shares authorized, 23,209,344 shares issued	23,220
Additional Paid in Capital	10,144,383
Accumulated Deficit	(7,216,663)
Treasury Stock - 10,000 shares	(25,000)
Total Stockholders' Equity	2,925,940

Total Liabilities and Stockholders' Equity	$3,105,115

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Sales	$237,952	$180,687
Returns and Allowances	(47,250)	-
Net Sales	190,702	180,687

Cost of Sales
Cost of sales	102,190	84,381
Provision for inventory losses	8,026	364,485
Total cost of sales	110,216	448,866

Gross Profit	80,486	(268,179)

Operating Expenses
Selling, general, and administrative expenses	1,039,310	744,029
Amortization	170,013	168,093
Depreciation	12,538	9,866
Total operating expense	1,221,861	921,988

Net Earnings (Loss) from Operations	(1,141,375)	(1,190,167)

Other Income (Expense)
Interest income	4,176	1,333
Interest expense	(1,636)	-
Royalty income	2,052	-
Miscellaneous	-	2,842
Total other income (expense)	4,592	4,175

Net Loss	$(1,136,783)	$(1,185,992)

Net Earnings (Loss) per Share	$(0.05)	$(0.07)

Weighted Average Shares	20,772,163	16,375,542

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional	Subscription	Accumulated	Treasury
	Shares	Amount	Paid-In Capital	to Capital	Deficit	Stock	Total

Balances December 31, 2002	15,657,194	$15,658	$7,997,721	$60,000	$(4,893,888)	$(25,000)	$3,154,491

Sale of 530,000 shares ($25 per share)	530,000	530	131,970	(60,000)	-	-	72,500
Issuance of 92,000 shares upon exercise
of warrants ($.25 per share)	92,000	92	22,908	-	-	-	23,000
15,000 shares issued for services ($.18 per share)	15,000	15	2,685	-	-	-	2,700
150,000 shares issued for services ($.22 per share)	150,000	150	32,850	-	-	-	33,000
15,000 shares issued for services ($.24 per share)	15,000	15	3,585	-	-	-	3,600
15,000 shares issued for services ($.25 per share)	15,000	15	3,735	-	-	-	3,750
15,000 shares issued for services ($.28 per share)	15,000	15	4,185	-	-	-	4,200
44,000 shares issued for services ($.30 per share)	44,000	44	13,156	-	-	-	13,200
360,000 shares issued for licenses ($32 per share)	360,000	360	114,840	-	-	-	115,200
6,000 shares issued for services ($.33 per share)	6,000	6	1,974	-	-	-	1,980
Money received for a 2004 stock purchase	-	-	-	300,800	-	-	300,800
Net loss	-	-	-	-	(1,185,992)	-	(1,185,992)

Balances December 31, 2003	16,899,194	16,900	8,329,609	300,800	(6,079,880)	(25,000)	2,542,429

Issuance of 100,000 shares upon exercise
of options ($.16 per share)	100,000	100	38,125	-	-	-	38,225
12,500 shares issued for services ($.16 per share)	12,500	13	1,987	-	-	-	2,000
12,500 shares issued for services ($.17 per share)	12,500	12	2,113	-	-	-	2,125
Sale of 2,346,250 shares ($.20 per share)	2,346,250	2,346	466,904	(207,000)	-	-	262,250
27,500 shares issued for services ($.20 per share	27,500	28	5,472	-	-	-	5,500
Issuance of 44,000 shares upon exercise
of warrants ($.20 per share)	44,000	44	8,756	(8,800)	-	-	-
Issuance of 2,558,000 shares upon exercise
of warrants ($.25 per share)	2,558,000	2,558	636,942	(85,000)	-	-	554,500
12,500 shares issued for services ($.27 per share)	12,500	13	3,362	-	-	-	3,375
25,000 shares issued for services ($.31 per share)	25,000	25	7,725	-	-	-	7,750
15,000 shares issued for services ($.34 per share)	15,000	15	5,085	-	-	-	5,100
12,500 shares issued for services ($.35 per share)	12,500	12	4,363	-	-	-	4,375
74,400 shares issued for services ($.45 per share)	74,400	74	33,406	-	-	-	33,480
37,500 shares issued for services ($.48 per share)	37,500	38	17,962	-	-	-	18,000
Sale of 1,000,000 shares ($.50 per share)	1,000,000	1,000	499,000	-	-	-	500,000
15,000 shares issued for services ($.53 per share)	15,000	15	7,935	-	-	-	7,950
12,500 shares issued for services ($.69 per share)	12,500	12	8,613	-	-	-	8,625
15,000 shares issued for services ($.74 per share)	15,000	15	11,085	-	-	-	11,100
Exercise of options for 94,292 shares of stock
($.20 per share) - shares not issued as of
December 31, 2004			55,939	-	-	-	55,939

Net loss	-	-	-	-	(1,136,783)	-	(1,136,783)

Balances December 31, 2004	23,219,344	$23,220	$10,144,383	$-	$(7,216,663)	$(25,000)	$2,925,940

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Cash Flows from Operating Activities
Net loss	$(1,136,783)	$(1,185,992)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
Amortization	170,013	168,093
Bad debt expense	6,357	15,248
Provision for inventory losses	8,026	364,485
Depreciation	12,538	9,866
Common stock and options issued for services	168,686	62,430
Change in assets and liabilities
Accounts receivable	(40,392)	(15,579)
Inventory	(150,440)	24,314
Prepaid expenses and deposits	(55,729)	23,744
Accounts payable	69,400	17,573
Accrued liabilities	5,457	1,032
Net cash used in operating activities	(942,867)	(514,786)

Cash Flows from Investing Activities
Acquisition of property and equipment	(22,518)	(2,722)
Acquisition of licenses/patents	(520)	-
Net cash used in investing activities	(23,038)	(2,722)

Cash Flows from Financing Activities
Loan proceeds	-	39,500
Loan principal repayments	(39,500)	-
Proceeds from sale of stock	1,351,608	396,300
Net cash provided by financing activities	1,312,108	435,800

Net Increase (Decrease) in Cash	346,203	(81,708)

Cash - Beginning of Period	114,054	195,762

Cash - End of Period	$460,257	$114,054

Supplemental cash flow information
Issuance of common stock for licenses	-	115,200
Cash paid for interest	1,636	-

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

Revenue Recognition

The Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" which was issued in December 2003, and recognizes revenues when its products are shipped to customers (terms are FOB shipping point), at which time evidence of a completed transaction and customer acceptance exists and when title passes. Appropriate provisions for estimated returns of product and other allowances have been made in the accompanying financial statements. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

Revenues earned under royalty agreements are recognized when the respective products are sold and the royalty amounts attributable to the Company have been determined.

The Company provides a reserve for sales returns and allowances in the same period as the related revenues are recognized, based on individual circumstances and historical experience.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The amount of sales by product segment, for the years ended December 31, 2004 and 2003, were as follows:

Product	2004	2003

Fire Suppressants	$224,892	$125,232
Ultimate Clean® Chemicals	4,823	1,818
Cosmetics	6,755	53,228
Energy Drinks(1)	1,482	409
Total revenue	$237,952	$180,687

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers.

Inventories

Inventories, which consists of raw materials and products held for resale, are recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2004, fire suppression inventory was $286,612. Pannache inventory was $23,667, and consigned inventory was $41,829.

The Company periodically reviews inventory to determine which products, if any, are no longer marketable. The Company establishes a reserve for obsolete inventory to reduce its cost to management’s estimate of its net realizable value based on forecasts of sales for ensuing years and other factors.

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

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts approximate fair value because of the short-term nature of these items.

Stock based compensation

Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations require that compensation expense be recorded on the date of the grant of stock options and warrants only if the current market price of the underlying stock exceeded the exercise price. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-valued-based method defined in SFAS No. 123 had been applied. However, under the provisions of SFAS 123, stock options and warrants granted to service providers are required to be recorded as expense over the service period at the fair value of the service received or the fair value of the instrument, whichever is more identifiable. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123 for stock options granted to employees.

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

The Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

	2004		2003
	As Reported	Pro forma	As Reported	Pro forma
Net loss	$(1,136,783)	$(1,213,754)	$(1,185,992)	$(1,188,394)
Loss per share	$(.05)	$(.06)	$(.07)	$(.07)

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges…" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

1.	INVENTORY

Inventory is made up of the following as of December 31, 2004:

Finished goods	$132,344
Raw materials	219,764
$352,108

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

2.	PATENT

On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $150,000 and 1,625,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $158,333 for the years ended December 31, 2004 and 2003.

3.	LICENSES

Licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,720 from related parties. The prices paid were demanded by the seller. The Company is the manufacturer/supplier of the products. The estimated aggregate amortization expense of licenses for each of the five succeeding years is $11,680 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $11,680 for the years ended December 31, 2004 and 2003.

4.	ACCRUED EXPENSES

Accrued expenses are made up of the following as of December 31, 2004:

Commissions	$14,664
Salaries	12,756
Taxes	2,378
Other	8,247
$38,045

5.	INCOME TAXES

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

The deferred tax assets include the following components

Deferred tax assets:
Current	$58,710
Noncurrent	2,419,880
Valuation allowance	(2,471,040)
Deferred tax assets, net	7,550

Deferred tax liabilities:
Current	-
Noncurrent	7,550
7,550
$-

The valuation allowance was established to reduce the deferred tax asset for the amounts that more likely than not will not be realized. This reduction is primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards. The valuation allowance increased $397,665 and $402,355 in 2004 and 2003, respectively. The Company has a net operating loss carryforwards of approximately $7,110,000 of which $605,000 expires in 2018, $882,000 expires in 2019, $1,200,000 expires in 2020, $819,000 expires in 2021, $1,240,000 expires in 2022 and $1,190,000 expires in 2023, and $1,174,000 expires in 2024.

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

At December 31, 2004, approximate rental commitments under all noncancellable leases having terms in excess of one year are as follows:

Year Ending December 31,	Total
2005	$9,620
2006	2,585
2007	-
2008	-
Total minimum lease payments	$12,205

The Company’s office lease requires the Company to maintain $250,000 in general liability insurance among other requirements or the landlord has the option to (a) terminate the Company’s right to occupy the leased premises by providing the Company with at least 3 days written notice; and (b) accelerate all rents which are payable during the remainder of this lease or any renewal period without notice or demand. As of December 31, 2004, the Company does not maintain general liability insurance. Management is in the process of obtaining general liability insurance to satisfy this requirement. The Company’s landlord has provided a written notice indicating that they will not terminate the Company’s right to occupy the leased premises and will not accelerate all rents payable during the remainder of the lease without notice or demand, provided that the Company will provide a copy of the new insurance certificate once coverage is obtained.

Gain Contingency

In November, 2002, the Company won a default judgment against Proformance Marketing, LLC (Proformance), a related party, for $204,189. This settlement was a result of the loss of the Company’s inventory that was in the possession of Proformance as well as for the collection of two delinquent receivables from Proformance. This inventory was expensed by the Company in 2002 and the corresponding receivables due from Proformance have been allowed for as of December 31, 2004 and 2003. This default judgment balance due of $204,189 is not reflected in the Company’s balance sheet as there is doubt as to the collectibility of this balance. As a result, any funds received from Proformance will be recorded as income, net of collection costs, as received.

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. These lawsuits are in various stages and a determination as to the outcome of these lawsuits and their effect on the financial statements is not determinable. The Company intends to vigorously defend its positions in regards to these lawsuits. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

7.	COMMON STOCK

Lady Burd® stock rescission

During 2002, the Company issued 500,000 shares of stock at $0.45 per share with the intention to purchase the rights to patents from Lady Burd®. Also included in this exchange were a non-refundable deposit of $25,000 in late 2001 and a payment of $25,000 in early 2002. As part of this transaction, the Company recorded a prepaid royalty asset of $200,000, a patent of $550,000 and an initial liability of $525,000 due to Lady Burd® ($50,000 was paid through December 31, 2002).

Late in 2002, the Company was made aware that Lady Burd® did not have the patents on the products that it represented to the Company. Also at this time, Lady Burd® notified the Company that it did not have an agreement with the Company and it has no obligation to complete this transaction.

Lady Burd commenced litigation against the Company in New York, and the Company commenced litigation against Lady Burd in Longview, Texas. The two suits are being settled with the Company obtaining ownership of the formula (not patented) for a purchase price of 500,000 shares of stock and $62,000 instead of 500,000 shares of stock and $350,000. $50,000 of the $62,000 has been paid.

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

Warrants

During 2004 and 2003, the Company issued warrants to acquire 1,354,000 and 802,000 shares of common stock, respectively, for $0.25 per share through June 11, 2004, in connection with private placement offerings. During 2004, the expiration date of these warrants was extended to August and October 2004. The business purpose for extending the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date, as the warrants were issued in connection with private placement offerings. During 2004, 2,097,000 of these warrants were exercised and 1,333,500 expired. As of December 31, 2004, 180,000 warrants were still outstanding.

During 2004, the Company issued warrants to acquire 1,321,250 shares of common stock for $0.50 per share through January 31, 2005, in connection with private placement offerings. During 2005, the expiration date of these warrants was extended to May 27, 2005. The business purpose for extending the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2004, 460,000 of these warrants were exercised. As of December 31, 2004, 861,250 warrants were still outstanding.

During 2004, the Company issued warrants to acquire 1,000,000 shares of common stock for $1.00 per share through May 7, 2005, in connection with private placement offerings. During March 2005, the expiration date of these warrants was extended to May 27, 2005. The business purpose for extending the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2004, none of these warrants were exercised. As of December 31, 2004, all of these warrants were still outstanding.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

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

The following schedule summarizes the changes in the Plan for the five years ended December 31, 2004:

		Option Price
	Number of		Total Option
	Shares	Per Share	Price
Outstanding at December 31, 1998	-	$-	$-
For the year ended December 31, 1999:
Granted	350,000	1.00	350,000
Exercised	-	-

Outstanding at December 31, 1999	350,000	$1.00	$350,000
For the year ended December 31, 2000:
Granted	-	-	-
Exercised	-	-	-
Expired	(85,000)	(1.00)	(85,000)
Outstanding at December 31, 2000	265,000	$1.00	$265,000
(127,500 exercisable)
For the year ended December 31, 2001:
Granted	-	-	-
Exercised	-	-	-
Expired	(66,250)	(1.00)	(66,250)
Outstanding at December 31, 2001	198,750	$1.00	$198,750
(95,000 exercisable)
For the year ended December 31, 2002:
Granted	280,000	0.30	84,000
Exercise price reduction	-	(0.70)	(129,500)
Exercised	-	-	-
Expired	(13,750)	(1.00)	(13,750)
Outstanding at December 31, 2002	465,000	0.30	139,500
(465,000 exercisable)
For the year ended December 31, 2003:
Granted	10,000	0.30	3,000
Exercised	-	-	-
Expired	(80,000)	(0.30)	(24,000)
Outstanding at December 31, 2003	395,000	$0.30	$118,500
(395,000 exercisable)

For the year ended December 31, 2004:
Granted	5,000	0.16	800
Exercised	-	-	-
Expired	(2,500)	(0.16)	(400)

Outstanding at December 31, 2004	397,500	$0.30	$118,900
(395,000 exercisable)

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

During 2004, the board of directors approved the 2004 Stock Option Plan (the “Plan”) of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 1,000,000.

The following schedule summarizes the changes in the Plan for the year ended December 31, 2004:

For the year ended December 31, 2004:
Granted	480,000	$0.16	$76,800
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2004 (480,000 exercisable)	480,000	$0.16	$76,800

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

According to SFAS 123, Accounting for Stock-Based Compensation, additional expense is to be recognized if the modification of the terms causes the new award to be more valuable than the original award. The Company determined that no additional expense is to be recognized as the value of the new awards is less than the value of the original award.

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

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2004, accounts receivables from related parties totaled $154,037 all of which was reserved for at December 31, 2004. The related parties, the amounts owed by each to the Company, and the nature of the transactions giving rise to the accounts receivable are as follows:

Ex-employee - $54,568 -	charged by the Company with embezzlement. Judgment obtained and judgment settled for $52,000 paid in April 2005.

Summit Environmental Europe - $7,383 -	the Company’s former marketing representative in Europe received fire suppressant product but never paid for it.

Proformance Marketing - $31,517 -	this former marketing representative received fire suppressant product but never paid for it.

FlameOut International - $60,569 -	this former marketing representative received fire suppressant product but never paid for it.

Notes receivable from a related party totaled $20,496, all of which was reserved for at December 31, 2004.

The Company has a royalty payable to a related party with a balance of $9,328 as of December 31, 2004. This balance is included in accounts payable on the balance sheet.

The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2), pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $490,095as of December 31, 2004. Included in accounts payable is $15,573 due to BioGenesis at December 31, 2004, for goods received and royalties due. We credited against the advance royalties $0 in 2003 and $9,905 in 2004. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004. In 2005 QVC started regular monthly programming, and the Company has since received purchase orders from retailers for 3rd and 4th quarter shipments in excess of $1,000,000.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. Going forward, additional cash will be needed to implement the proposed business plan and to fund losses until the Company becomes profitable. Where there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard. Management is exploring alternatives that include seeking strategic investors and implementing cost reduction programs. There can be no assurance that management’s efforts in this regard will be successful. The Company believes that the capital raised in fiscal 2004 and 2005 will be sufficient to support the Company’s liquidity requirements through December 31, 2005, depending on operating results. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development, a business plan that if successfully funded and executed as part of the financial restructuring, can significantly improve operating results.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On November 22, 2004 Summit Environmental Corporation, Inc. (“Summit”) received a letter, dated November 18, 2004, from Lane Gorman Trubitt, L.L.P. of Dallas, Texas, the principal independent registered public accountants of Summit, in which the accountants resigned. Lane Gorman Trubitt, L.L.P. had been engaged as Summit’s principal independent registered public accountants since December 17, 1998, when it replaced Hogan & Slovacek of Oklahoma City, Oklahoma as Summit’s principal independent registered public accountants. See Summit’s Form 8-K filed with the Commission on December 18, 1998 (Commission File No. 333-48659).

The reports of Lane Gorman Trubitt, L.L.P. on the financial statements of Summit for its fiscal years ended December 31, 2002 and 2003 contained no adverse opinion or disclaimer of opinion, and, other than raising substantial doubt about Summit’s ability to continue as a going concern for the fiscal year ended December 31, 2003, was not otherwise qualified or modified as to uncertainty, audit scope, or accounting principles during the period of its engagement (December 17, 1998) to November 18, 2004, the date of resignation.

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

On December 28, 2004. the board of directors of Summit Environmental Corporation, Inc. (“Summit”) engaged Philip Vogel & Co. PC, of Dallas, Texas as Summit’s principal independent registered public accountants to audit its financial statements. Summit did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Thomas J. Kenan, Director

Mr. Kenan has practiced securities and corporation law in Oklahoma City, Oklahoma for the last 38 years. He has been affiliated with Fuller, Tubb, Pomeroy & Stokes in an “of counsel” capacity since May 1, 1993. He has been a director and outside corporate counsel of Summit Environmental since 1998.

Dr. Mohsen Amiran, Director

Dr. Amiran grew up with a passion for the environment. While attending a UK University, his two thesis papers on organic chemistry received national attention. He was viewed as one of the brilliant minds in his field. He was then invited by the Shah of Iran to set up a new technical university in Tehran to do research and development for both military and civilian causes. The operation quickly grew into the largest research facility in the Middle East. His work on solvents for cleaning oil spills and other environmentally safe cleaning solvents was historic. Subsequently, the Shah of Iran presented him with three awards, including a gold medal, the country’s highest honor.

Soon after, the Islamic revolution took place and a new government took over. For a two-month period, Dr. Amiran lived a life of torment and feared for his life. The new regime destroyed the laboratory, burned his equipment and destroyed all his research. Eventually, Ayatollah Khameni, the new leader, stepped in and asked Dr. Amiran to become an advisor and help industry and the military to get back on their feet. After a short time, Dr. Amiran managed to escape with his wife and son to London. The news that one of Iran’s leading minds had defected caused much turmoil in Iran. Fearing that Dr. Amiran was working with the CIA, his possessions were seized and family members tormented, tortured or killed. He came to the United States and became a professor at Northwestern University. He later founded BioGenesis, where he again began working on his environment-saving fire suppressants and cleaning agents.

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

•	bankruptcy,

•	criminal proceedings (excluding traffic violations and other minor offenses), or

•	proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
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

			Long Term Compensation
			Awards			Payouts
Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SARS(#)	LTIP Payouts	All Other Compensation

2004:
CEO	$90,000	0		32,625	/	0	$11,932

2003:
CEO	$90,000	0		13,230	/	0	$12,006

2002:
CEO	$67,500	0		24,215	/	0	$12,098

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

Option/SAR Grants in Last Fiscal Year
Individual Grants
Name of Executive Officer	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Keith Parker, CEO	0	0
Paula Parker, VP	0	0
Chris Dellinges, CFO	0	0

Aggregate Option/SAR Exercisable in Last Fiscal Year and FY-End Option/SAR Values
Name of Executive Officer	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at FY- End ($) Exercisable/Unexercisable
Keith Parker, CEO	0	$0	0/0	0
Paula Parker, VP	0	$0	0/0	0
Chris Dellinges, CFO	0	$0	40,000/0	$12,000/0

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

Option/SAR Grants in Last Fiscal Year
Individual Grants
Name of Executive Officer	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Keith Parker, CEO	0	0
Paula Parker, VP	0	0
Chris Dellinges, CFO	80,000	16%	$0.16	2/2014

Aggregate Option/SAR Exercisable in Last Fiscal Year and FY-End Option/SAR Values
Name of Executive Officer	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at FY- End ($) Exercisable/Unexercisable
Keith Parker, CEO	0	$0	0/0	0
Paula Parker, VP	0	$0	0/0	0
Chris Dellinges, CFO	0	$0	80,000/0	$12,800/0

Compensation of Directors.

We have no standard arrangements pursuant to which directors are compensated for any services as directors, including compensation for committee participation or special assignments. However, during the last fiscal year the following directors were each granted stock options to purchase 80,000 shares of common stock at an exercise price of $0.16 and expiring in February 2014: Dean Haws, Jim Roach, Thomas Kenan, Mohsen Amiran, Dennis Stripling and Chris Dellinges. The options granted to Mr. Dellinges are the same options reported above under “Option/SAR Grants in Last Fiscal Year.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information as of March 24, 2005 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

	NO. OF		% OF
SUMMIT ENVIRONMENTAL CORP.	SHARES		CLASS

B. Keith Parker	2,458,805	(1)(4)	10.4
133 East Tyler Street
Longview, TX 75601

Paula Parker	580,000	(2)	2.4
133 East Tyler Street
Longview, TX 75601

Dean Haws	410,000	(4)	1.7
P. O. Box 1071
Gilmer, TX 75644

James J. Roach	175,000	(4)	0.7
182 Curtis Road
Middlebury, CT 06762

Thomas J. Kenan	238,253	(4)	1.0
212 NW 18th Street
Oklahoma City, OK 73103

Mohsen Amiran	472,500	(4)	2.0
7420 Alban Station, Ste. B-208
Springfield, VA 22150

Wilton Dennis Stripling	1,837,100	(4)	7.8
5230 Walnut Hill Lane, Ste. 306
Dallas, TX 75231

Chris Dellinges	320,000	(4)	1.4
5949 Sherry Lane, Suite 650
Dallas, TX 75225

Officers and Directors	6,491,658		27.4
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

(2)	Mrs. Parker, who is the spouse of B. Keith Parker, is attributed the beneficial ownership of the same shares attributed to Mr. Parker. See footnote (1).

(4)	These shares include the shares subject to stock options reported for this person under “Stock Options” on page 40.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Summit Technologies, prior to its merger with our company, paid $30,000 to Moonlighting Distribution Corporation for the exclusive license to distribute products manufactured by Moonlighting Distribution Corporation - Stressex™, Pannache™, and Trim-Away™. B. Keith Parker and his spouse, Paula Parker, who were officers and directors of Summit Technologies, own 52.5 percent of the capital stock of Moonlighting. Summit Environmental pays royalties to Moonlighting for the exclusive licensing rights to the products from Moonlighting.

Summit Technologies’ and, now, our company’s distribution rights to BioGenesis’s fire suppression products were acquired not from BioGenesis, but, rather, from Moonlighting Distribution Corporation, which had acquired these rights before Summit Technologies was formed. In exchange for the transfer of these rights to Summit Technologies, it issued 350,000 shares of its common stock to Moonlighting Distribution Corporation, paid $10,000 to Moonlighting, and initially paid to Moonlighting a royalty of $0.50 for each 16-ounce can of FirePower 911™, $0.35 for each 1-liter can of FirePower™, and $0.50 for each gallon of FlameOut®. As of January 2005, the royalties for FirePower™ and FlameOut® in aerosol form are now reduced to $0.25 a can.

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

Royalties that have been paid to Moonlighting are as follows:

Date	Amount	Balance Paid

03-31-99	$5,780.00	$5,780.00
05-05-99	$39,685.80	$45,465.80
08-28-01	$10,322.62	$55,788.42
11-05-03	$5,391.78	$61,180.20
06-11-04	$4,966.81	$66,147.01

PARENTS OF THE COMPANY

Moonlighting Distribution Corporation (“Moonlighting”) is affiliated with the company through the common control of it and our company by B. Keith Parker and Paula Parker, husband and wife, who are directors of each corporation, own 52.5 percent of the capital stock of Moonlighting (which itself owns 2.9 percent of the capital stock of the company) and own of record 19.4 percent of the capital stock of the company.

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

10.6	-	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

10.7	-	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

10.8	-	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

14	-	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

16.1	-
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

23	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein.

23.1	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

+	Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.

+++	Being filed with Form SB-2 Am 1, Commission File No. 333-122402 incorporated herein.

*+	Previously filed with Form 10-KSB Annual Report FYE 12-31-04, Commission File No. 333-48675 incorporated herein.

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

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

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

Date: July 22, 2005	SUMMIT ENVIRONMENTAL CORPORATION, INC.

	By:	/s/ B. Keith Parker
B. Keith Parker, Chief Executive Officer, and individually as a Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Date: July 22, 2005	/s/ Chris Dellinges
Chris Dellinges, Chief Financial Officer
and Principal Accounting Officer

Date: July 22, 2005	/s/ Paula Parker
Paula Parker, Vice President, Secretary, and Director

Date: July 22, 2005	/s/ Dean Haws
Dean Haws, Director

Date: July 22, 2005	/s/ James J. Roach
James J. Roach, Director

Date: July 22, 2005	/s/ Mohsen Amiran
Mohsen Amiran, Director

Date: July 22, 2005	/s/ Thomas J. Kenan
Thomas J. Kenan, Director

Date: July 22, 2005	/s/ Wilton Dennis Stripling
Wilton Dennis Stripling, Director

Summit Environmental Corporation, Inc.
Commission File No. 333-48659

EXHIBIT INDEX

AMENDMENT NO. 1 TO FORM 10-KSB
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

10.6	-	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

10.7	-	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

10.8	-	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

14	-	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

16.1	-
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

23	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein.

23.1	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

+	Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.

+++	Being filed with Form SB-2 Am 1, Commission File No. 333-122402 incorporated herein.

+	Previously filed with Form 10-KSB Annual Report FYE 12-31-04, Commission File No. 333-48675 incorporated herein.