Form 10QSB/A
period 2005-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-07-28
CIK 1057807

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	4
Statements of Operations (Unaudited) Three Months Ended March 31, 2005 and 2004	5
Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2005 and 2004	6
Notes to Financial Statements(Unaudited)	7

SUMMIT ENVIRONMENTAL CORPORATION, INC.
CONDENSED BALANCE SHEETS
	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$383,764	$460,257
Accounts Receivable, less allowance for doubtful
accounts of $172,678	43,706	63,479
Inventory	488,185	352,108
Prepaid Expenses	153,053	157,409
Total Current Assets	1,068,708	1,033,253

Property and Equipment at Cost
Property and Equipment	80,636	80,636
Leasehold Improvements	13,877	13,877
Accumulated Depreciation and Amortization	(57,211)	(54,406)
Net Property and Equipment	37,302	40,107

Other Assets
Prepaid Royalties	483,939	490,095
Deposits	2,180	2,180
Patents - net of accumulated amortization
of $1,007,543 and $969,800	1,367,457	1,405,200
Licenses - net of accumulated amortization
of $44,281 and $41,440	131,439	134,280
Total Other Assets	1,985,015	2,031,755

Total Assets	$3,091,025	$3,105,115

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$243,442	$141,130
Notes Payable	50,000
Accrued Liabilities	42,942	38,045
Total Current Liabilities	336,384	179,175

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

On November 2, 1998, the company purchased via issuance of common stock and a note payable, patent rights and intellectual property rights to various fire suppression products for a purchase price of $2,375,000. This purchase required initial cash payments of $150,000 and 1,625,000 shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $37,743 for the three month periods ended March 31, 2005 and 2004.

3.	LICENSES

Licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,200 from related parties. The prices paid were demanded by the seller. The company is the manufacturer/supplier of the products. The estimated aggregate amortization expense of licenses for each of the five succeeding years is $11,680 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $2,841 for the three month periods ended March 31, 2005 and 2004.

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

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2) pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and $.35 per 1 liter can of FirePower™ and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $490,095 as of December 31, 2004 and $483,939 as of March 31, 2005. Included in accounts payable is $15,573 due to BioGenesis at December 31, 2004, for goods received and royalties due. We credited against the advance royalties $6,156 for the first quarter of 2005 and $0 for the first quarter of 2004. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004. In 2005 QVC started regular monthly programming, and the Company has since received purchase orders from retailers for 3rd and 4th quarter shipments in excess of $1,000,000.

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

SUMMIT ENVIRONMENTAL CORPORATION, INC.

Date: July 28, 2005	By:	/s/ B. Keith Parker

B. Keith Parker, Chief Executive Officer