Form 10QSB
period 2005-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-08-22
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
             (Exact name of registrant as specified in its charter)


     Texas                        333-48659                73-1537206
---------------            ----------------------         -------------
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

As of August 11, 2005, there were 24,928,879 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_| No  |X|

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            15

Item 3.  Controls and Procedures                                              21

PART II - OTHER INFORMATION                                                   22

Item 1.  Legal Proceedings                                                    22

Item 2.  Unregistered Sales of Equity Securities                              22

Item 6.  Exhibits and Reports on Form 8-K                                     23

SIGNATURES                                                                    24

                                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Condensed Balance Sheets June 30, 2005 (Unaudited) and December 31, 2004 (Audited)             4
Statements of Operations (Unaudited) Three Months Ended June 30, 2005 and 2004                 5
Statements of Operations (Unaudited) Six Months Ended June 30, 2005 and 2004                   6
Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2005 and 2004                   7
Notes to Financial Statements (Unaudited)                                                      8

                                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                                            CONDENSED BALANCE SHEETS



                                                                                     June 30,      December 31,
                                                                                       2005            2004
                                                                                   (Unaudited)       (Audited)
                                                                                   ------------    ------------
                                                     ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                          $    405,588    $    460,257
Accounts Receivable, less allowance for doubtful
accounts of $172,678                                                                     88,846          63,479
Inventory                                                                               568,428         352,108
Prepaid Expenses                                                                        154,082         157,409
                                                                                   ------------    ------------
Total Current Assets                                                                  1,216,944       1,033,253
                                                                                   ------------    ------------

PROPERTY AND EQUIPMENT AT COST
Property and Equipment                                                                   81,863          80,636
Leasehold Improvements                                                                   13,877          13,877
Accumulated Depreciation and Amortization                                               (60,150)        (54,406)
                                                                                   ------------    ------------
Net Property and Equipment                                                               35,590          40,107
                                                                                   ------------    ------------
OTHER ASSETS
Prepaid Royalties                                                                       476,413         490,095
Deposits                                                                                  2,180           2,180
Patents - net of accumulated amortization
of $1,047,126 and $969,800                                                            1,327,874       1,405,200
Licenses - net of accumulated amortization
of $47,201 and $41,440                                                                  128,519         134,280
                                                                                   ------------    ------------
Total Other Assets                                                                    1,934,986       2,031,755
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $  3,187,520    $  3,105,115
                                                                                   ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                                                   $    226,793    $    141,130
Notes Payable                                                                           150,000
Accrued Liabilities                                                                      42,936          38,045
                                                                                   ------------    ------------
Total Current Liabilities                                                               419,729         179,175
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001; 10,000,000 shares authorized, no shares issued
Common stock, par value $.001; 40,000,000
shares authorized, 23,458,636 and 23,219,344 shares issued                               23,459          23,220
Additional Paid in Capital                                                           10,465,219      10,144,383
Accumulated Deficit                                                                  (7,695,887)     (7,216,663)
Treasury Stock - 10,000 shares                                                          (25,000)        (25,000)
                                                                                   ------------    ------------
Total Stockholders' Equity                                                            2,767,791       2,925,940
                                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  3,187,520    $  3,105,115
                                                                                   ============    ============

The accompanying notes are an integral part of this financial statement

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      THREE MONTHS ENDED
                                                          JUNE 30,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
SALES                                           $    145,171    $     97,459
RETURNS AND ALLOWANCES                                                    --
                                                ------------    ------------
NET SALES                                            145,171          97,459

COST OF SALES
     Cost of sales                                    65,255          48,675
                                                ------------    ------------
GROSS PROFIT                                          79,916          48,784
                                                ------------    ------------
OPERATING EXPENSES
Selling, general, and administrative expenses        329,646         270,350
Amortization                                          42,503          40,584
Depreciation                                           2,939           2,889
                                                ------------    ------------
Total operating expense                              375,088         313,823
                                                ------------    ------------
NET EARNINGS (LOSS) FROM OPERATIONS                 (295,172)       (265,039)
                                                ------------    ------------
OTHER INCOME (EXPENSE)
Interest income                                        1,015             484
Interest expense                                      (2,635)           (461)
Royalty income
Gain/Loss on Sale of Asset                                --              --
Miscellaneous                                         (1,182)           (164)
                                                ------------    ------------
Total other income (expense)                          (2,803)           (141)
                                                ------------    ------------
NET LOSS                                        $   (297,975)   $   (265,180)
                                                ============    ============
NET EARNINGS (LOSS) PER SHARE                   $      (0.01)   $      (0.01)
                                                ============    ============
WEIGHTED AVERAGE SHARES                           23,365,572      19,283,608
                                                ============    ============


The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
SALES                                           $    355,356    $    139,487
RETURNS AND ALLOWANCES                                  (306)             --
                                                ------------    ------------
NET SALES                                            355,050         139,487

COST OF SALES
     Cost of sales                                   196,745          66,368
                                                ------------    ------------
GROSS PROFIT                                         158,305          73,119
                                                ------------    ------------
OPERATING EXPENSES
Selling, general, and administrative expenses        543,850         432,704
Amortization                                          83,087          81,168
Depreciation                                           5,744           5,694
                                                ------------    ------------
Total operating expense                              632,681         519,566
                                                ------------    ------------
NET EARNINGS (LOSS) FROM OPERATIONS                 (474,376)       (446,447)
                                                ------------    ------------
OTHER INCOME (EXPENSE)
Interest income                                        2,120             557
Interest expense                                      (3,442)         (1,152)
Royalty income
Gain/Loss on Sale of Asset                                --              --
Miscellaneous                                         (3,526)         (2,253)
                                                ------------    ------------
Total other income (expense)                          (4,848)         (2,848)
                                                ------------    ------------
NET LOSS                                        $   (479,224)   $   (449,295)
                                                ============    ============
NET EARNINGS (LOSS) PER SHARE                   $      (0.02)   $      (0.02)
                                                ============    ============
WEIGHTED AVERAGE SHARES                           23,170,870      18,730,383
                                                ============    ============


The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                            STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                    --------------------------
                                                       2005            2004
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $  (479,224)   $  (449,295)
Adjustments to reconcile net earnings (loss)
 to cash used in operating activities
Amortization                                             83,087         81,168
Bad debt expense
Provision for inventory losses
Cumulative effect of change in accounting principle          --             --
Depreciation                                              5,744          5,694
Gain (loss) on sale of assets                                --             --
Recission of Lady Burd asset purchase agreement              --             --
Common stock and options issued for services             33,075         58,130
Change in assets and liabilities
Accounts receivable                                     (25,367)       (15,970)
Inventory                                              (216,320)       (14,382)
Prepaid expenses and deposits                            17,009        (46,865)
Accounts payable                                         85,663        (54,945)
Accrued liabilities                                       4,891           (236)
                                                    -----------    -----------
Net cash used in operating activities                  (491,442)      (436,701)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                    (1,227)        (3,479)
Organization costs                                           --             --
Acquisition of licenses/patents                              --
Proceeds from sale of equipment                              --             --
                                                    -----------    -----------
Net cash used in investing activities                    (1,227)        (3,479)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds                                           150,000
Loan principal repayments                                    --
Loan principal repayments - related party                    --             --
Proceeds from sale of stock                             288,000      1,332,750
                                                    -----------    -----------
Net cash provided by financing activities               438,000      1,332,750
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                         (54,669)       892,570

Cash - Beginning of Period                              460,257        114,054
                                                    -----------    -----------
Cash - End of Period                                $   405,588    $ 1,006,624
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the "company", at December 31, 2004 has been taken from the company's audited financial statements at that date. The balance sheet at June 30, 2005, the statement of operations for the three months and six months ended June 30, 2005, and the statement of cash flows for the six months ended June 30, 2005 have been prepared by the company without audit. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results, which may be expected for the fiscal year ended December 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements of the company for the year ended December 31, 2004.

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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

      The Company periodically reviews inventory to determine which products, if any, are no longer marketable. The Company establishes a reserve for obsolete inventory to reduce its cost to management's estimate of its net realizable value based on forecasts of sales for ensuing years and other factors.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


      When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

      The  estimated   service  lives  used  in  determining   depreciation  and
      amortization are:

      Description                           Estimated Service Life
      ------------------------------        ----------------------
      Office furniture and equipment                     5-7 years
      Leasehold improvements                               4 years

      Advertising and Marketing

      Advertising and marketing costs are expensed as incurred, which totaled $27,471, $53,697, $23,614 and $26,197 for the three and six months ended June 30, 2005 and 2004, respectively.

      Shipping and handling costs

      The Company includes shipping and handling costs in "Selling, general and administrative expenses" for purposes of income statement presentation. Shipping and handling costs were approximately $8,500, $13,400, $11,100 and $17,300 for the three and six months ended June 30, 2005 and 2004, respectively.

      Research and development costs

      The costs associated with research and development activities are expensed as incurred. Total research and development costs were approximately $22,000, $28,000, $18,300 and $22,600 for the three and six months ended June 30, 2005 and 2004, respectively.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

2.    PATENT

      On November 2, 1998, the company purchased via issuance of common stock and a note payable, patent rights and intellectual property rights to various fire suppression products for a purchase price of $2,375,000. This purchase required initial cash payments of $150,000 and 1,625,000 shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $39,583 for the three month periods ended June 30, 2005 and 2004 and $77,379 and $75,592 for the six month periods ended June 30, 2005 and 2004.

3.    LICENSES

      Licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,200 from related parties. The prices paid were demanded by the seller. The company is the manufacturer/supplier of the products. The estimated aggregate amortization expense of licenses for each of the five succeeding years is $11,680 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $2,920 for the three month periods ended June 30, 2005 and 2004 and $5,708 and $5,576 for the six month periods ended June 30, 2005 and 2004.

      Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and warrants for 180,000 shares of stock exercisable at $1.00 per share during the first quarter of 2003.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


4.    LEASES

      The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $14,501, $28,153, $12,666 and $29,768 for the three and six months ended June 30, 2005 and 2004, respectively. We renewed our lease for office space for one year. The lease payment remained unchanged at $1,700 per month. We continue to maintain warehouse space on a month to month basis at $1,300 per month.

5.    COMMON STOCK

      Private Placement

      On May 25, 2005, the Board of Directors authorized the sale of 1,000,000 shares of common stock in a private placement at $0.40 per share to accredited investors. Each unit of stock consists of one share of common stock plus one purchase warrant. The initial term for the warrants is six months. During the second quarter of 2005, 522,500 shares were sold for $0.40 per share. The 522,500 shares had not been issued as of June 30, 2005.

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

      In February 2004, the board of directors adopted the 2004 Stock Option Plan (the "2004 Plan"). The number of shares subject to the 2004 Plan is 1,000,000.

      At June 30, 2005, there were 385,000 options to purchase shares of common stock outstanding pursuant to the Plan and 480,000 options to purchase shares of common stock outstanding pursuant to the 2004 Plan.

      Warrants

      There were 1,861,250 warrants outstanding at June 30, 2005, exercisable at $0.50 per share through August 26, 2005. There were 180,000 warrants outstanding at June 30, 2005, exercisable at $0.25 per share with no expiration date.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


6.    RELATED PARTY TRANSACTIONS

      The following transactions occurred between the company and related parties:

      The company and another business with common shareholders share office space and the related expenses.

      The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2) pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and $.35 per 1 liter can of FirePower(TM) and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $490,095 as of December 31, 2004 and $476,413 as of June 30, 2005. Included in accounts payable is $15,573 due to BioGenesis at December 31, 2004, for goods received and royalties due. We credited against the advance royalties $7,527 for the second quarter of 2005 and $0 for the second quarter of 2004. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004. In 2005 QVC started regular monthly programming, and the Company has since received purchase orders from retailers for 3rd and 4th quarter shipments in excess of $1,000,000.

7.    CONCENTRATIONS

      Approximately 83 percent of the sales in the second quarter of 2005 were made to two customers and 67 percent of the sales in the second quarter of 2004 were made to two customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the six-month period ended June 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

RESULTS OF  OPERATIONS - SECOND  QUARTER OF 2005  COMPARED TO SECOND  QUARTER OF
2004

         Summit Environmental's sales for Q2 2005 were 149 percent of Q2 2004 sales $145,171 in Q2 2005 compared to $97,459 in Q2 2004. Gross margin was 55.0 percent for Q2 2005 compared to 50.1 percent for Q2 2004. Sales have not reached a level to generate consistent gross margin percentages.

         Operating expenses increased 19.5 percent during Q2 2005 over Q2 2004. Operating expenses increased by $61,265 from $313,823 in Q2 2004 to $375,088 in Q2 2005. The increase was due primarily to advertising and marketing costs and commissions.

         Amortization and depreciation were $45,442 in Q2 2005 and $43,473 in Q2 2004.

         Summit had a net loss from operations of $297,975 for Q2 2005, up from a net loss of $265,180 for Q2 2004, a $32,795 or a 12 percent increase. The increase in the net loss was attributed primarily to the increase in marketing costs.

RESULTS OF OPERATIONS - FIRST TWO QUARTERS OF 2005 COMPARED TO FIRST TWO QUARTERS OF 2004

         Summit Environmental's sales for the first two quarters of 2005 were 255 percent of the first two quarters of 2004 sales - $355,050 in the first two quarters of 2005 compared to $139,487 in the first two quarters of 2004. Gross margin was 44.6 percent for the six months ended June 30, 2005 compared to 52.4 percent for the six months ended June 30, 2004. Sales have not reached a level to generate consistent gross margin percentages.

         Operating expenses increased 22 percent during the first two quarters of 2005 over the first two quarters of 2004. Operating expenses increased by $113,115 from $519,566 in the six months ended June 30, 2004 to $632,681 in the six months ended June 30, 2005. The increase was due primarily to advertising and marketing expenses and commissions.

         Amortization and depreciation were $88,831 in the first six months of 2005 and $86,862 in the first six months of 2004.

         Summit had a net loss from operations of $479,224 for the first two quarters of 2005, up from a net loss of $449,295 for the first two quarters of 2004, a $29,929 or a 7 percent increase. The increase in the net loss was attributed primarily to the increase in marketing costs.

         Increased sales began in 2005 due to the successful launch of FIREPOWERTM into regular monthly programming on QVC. This led to the development of a "twin sister" product named FlameOut Aerosol Fire Extinguisher to be sold to retailers. The initial launch occurred over the week of July 4, 2005 at the 311 Big 5 Sporting Goods Stores in the Western part of the United States. Production is under way from purchase orders received from Target Stores, CVS Pharmacy and Brooks Pharmacy for delivery on the shelves of these stores by September 2, 2005. Additional orders for Rite Aid, Sports Chalet, Sports Authority and AAFES are currently in the vendor setup status for delivery in late September and early October (National Fire Prevention Month). We anticipate $1.5 million in sales for Q3 and Q4 in 2005. Securing financing from outside lenders is already under way. We have an active line of credit for FIREPOWERTM from Austin Bank and applications are in process for inventory financing for components (shells, boxes and chemicals) to have the necessary materials on hand. Accounts receivables financing through Austin Bank is in the second phase of the financing package. This will be utilized once purchase orders are received. When the accounts receivable financing is initiated, 80% - less the financing fees and the corresponding deduction of cost-of-goods - will be advanced to the company repaying the inventory loan for the order. Reduction of expense is not likely to decrease as the company has moved from a research and development company to a marketing company.

         OVERVIEW - RECENT DEVELOPMENTS

         In April 2005, we added Mr. Paul Kowalenko as Director of Sales and Marketing for the FLAMEOUT(R) Fire Suppressor Division of the company. Mr. Kowalenko, formerly Operations Director for Just-In-Case-Fire, has had extensive experience in the oil and gas industry. Paul served in capacities as Manager of Corporate Planning, Vice President of Finance and Chief Financial Officer. Paul is already working with clients in India, Taiwan, Poland, the logging industry and developing marketing point-of-sales aids. Paul has a Bachelor of Commerce Degree and is a Corporate Management Accountant from the University of Calgary.

         We are completing our second order of FLAMEOUT(R) to be shipped to Taiwan for its nuclear facility. The initial sale was completed last November through Darley Pumps Odin Foam Division when FLAMEOUT(R) was included as the Class B Foam for a compressed air foam system by Odin Foam.

         We completed the process for ABS (American Bureau of Shipping) certification for international maritime sales. The ABS Certification will clear the way for our distributor in Poland Fire Dam. The type classification obtained for FlameOut(R) is of a class that has heretofore been achieved for foam base product certification.

         Our new FlameOut(R) Aerosol Fire Extinguisher, the twin sister to Firepower(TM), initially appeared on retail shelves over the 4th of July weekend at the 311 Big 5 Sporting Goods Store primarily in the Western part of the United States. The third quarter of 2005 will see FlameOut(R) appear on the shelves at Target Stores beginning September 4, 2005. Target will focus on five products, one of which is FlameOut(R), in a home security section at the front of the stores. Additional retail store introductions will occur in CVS and Brooks Pharmacies in August and September. We have completed vendor agreements for Albertson's, BosCov, and Rite Aid for deliveries in Q4 2005.

         The Yellow Stone Club, a custom residential development near Big Sky, MT which features 8,000-square-foot-minimum residences, was the site of extended demonstrations of FLAMEOUT(R) on May 18, 2005. We are currently working on an order for The Yellowstone Club which will consist of FlameOut(R) Concentrate, Compress Air Foam Systems from Intelagard and extinguishers like we sell in the logging industry. Steve Hauck, Fire Chief of the Yellow Stone Club has become a spokesperson for FlameOut(R). More about Steve Hauck's recommendations for FlameOut(R) are covered in the following paragraph regarding media relations with Steinreich Communications.

         In June we entered into an agreement with Steinreich Communications for media relations. Stan Steinreich previously had been a section editor for the New York Times and former co-producer of ABC 20/20. Over the 4th of July weekend Mr. Steinreich organized appearances and morning talk shows in San Diego for Keith Parker, CEO and Steve Hauck, Fire Chief at the Yellow Stone Club, on the 4th of July. They were live on NBC, Fox News and UPN conducting demonstrations using FlameOut(R) aerosols and referring to the introduction at Big 5 Sporting Goods. On July 5th, they were interviewed by KABC in Los Angeles by consumer products advocate Rick Romero. His show aired on July 28, 2005. We were again on television in Sacramento (NBC) and Reno (ABC) on the 10th and 11th of August, respectively, again conducting live demonstrations and referring to Big 5 Sporting Goods.

         We executed the final agreement with Government Services Administration receiving our Federal Supply Number under Solicitation Number 7FC1-L3-03-0084B on August 10, 2005. Possession of an FSN could lead to large supply contracts with U.S. Government institutions, U.S. Forestry, State Forestry departments, Bureau of Land Management, and U.S. Parks and Wildlife. GSA Awards' marketing arm, GSA BizOps, will be acting as our marketing sales agent through an agreement in which GSA Awards pre-qualifies U.S. Government procurement requisitions where our products and securities will satisfy the requirements. The GSA approval and FSN supply number make our product and the requisition a match. GSA Awards does not represent another client with products that compete with FLAMEOUT(R) or FIREPOWERTM. FIREPOWERTM and FLAMEOUT(R) are now carried in W.S. Darley Company's most recent fire products catalog published in February 2005. This catalog goes to every fire department in the U.S. and a number of fire departments in 23 foreign countries.

         We will be featuring the new FLAMEOUT(R) aerosol fire extinguisher in a one-minute television commercial test market to be conducted by Media Corp. Worldwide which will begin airing in 2005.

         OUTLOOK

         The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

         Regular programming on QVC of our FIREPOWERTM aerosol fire extinguisher began in January 2005. On the first airing in January, 11,000 cans were sold in
8.5 minutes. On March 2, 2005, 13,000 cans were sold in 10 minutes. Airings are scheduled throughout 2005. As of March 18, 2005 we had recorded sales of $256,917 through QVC since 2002. On March 23, 2005, we shipped QVC an order worth $94,800 for airings in the second quarter 2005. We began in a new programming venue on QVC on August 8, 2005 on a show called Summer Specials, resulting in sales of 8,800 cans. We anticipate selling 50,000 cans of Firepower(TM) on QVC in Q3 and Q4, 2005.

         We are completing the preparations for retail sales of FLAMEOUT(R) also as an aerosol-rated fire extinguisher. FLAMEOUT(R) aerosol fire extinguisher is the twin sister to FIREPOWERTM. FLAMEOUT(R) is offered primarily to franchise and mass marketing companies. A TV commercial scheduled to begin August 19-30, 2005 on the HGTV and Oxygen networks will feature FLAMEOUT(R). The commercial is being produced as order fulfillment by Media Corporation Worldwide. FLAMEOUT(R) aerosol was introduced through Big 5 Sporting Goods 311 Stores on the weekend of July 4, 2005. FLAMEOUT(R) aerosol fire extinguishers will be introduced through major retailers beginning in August 2005. We have completed vendor agreements with Target, CVS, Brooks Pharmacy Rite Aid, Albertson's, BosCov and Big 5. The first orders for Target and Brooks Pharmacies were filed on August 17, 2005 and are being shipped on August 19 and 22, respectively. Both retailers will have this product on store shelves September 4, 2005. Purchase orders through the end of 2005 are projected to be in excess of $1,500,000.

         FLAMEOUT(R) and FIREPOWERTM aerosol fire extinguishers contain the same surfactant, FlameOut(R). FLAMEOUT(R) is sold in concentrate form. The logging industry is endorsing FLAMEOUT(R) more and more on its insured heavY equipment. Three insurance companies - Bituminous, Lloyds of London and Santee - now require FLAMEOUT(R) or A product like FLAMEOUT(R) to be on all insured logging equipment for renewal purposes of existing fire coverage oR on new equipment in order to bind fire coverage. There is no other product that has the various government approvals FLAMEOUT(R) has, is non-toxic, is non-corrosive and is rapidly biodegradable. As of March 18, 2005, wE have recorded sales of $35,290 to the logging industry. Bituminous Insurance referred us into its insured market of paving and asphalt contractors during the first quarter of 2004. On February 10, 2005 Keith Parker, Summit CEO, was the featured speaker at the Marion County Road Builders Association hosted by Steven Counts Paving Co. in Ocala, FL. We secured orders from other companies in attendance. The orders for Steven Counts Paving are being handled through a new distribution established as a result of the presentation and demonstration of the FLAMEOUT(R) Fire Suppressant and FIREPOWERTM.

         We executed cross-over marketing agreements with Intelagard in July 2005. We will sell Intelagard Compressed Air Foam Systems while Intelagard will sell FlameOut(R) with their CAF Systems. Intelagard Director oF Product Development, John Breedlove attended our demonstrations to the Yellow Stone Club. Intelagard's CAF Systems are part of our purchase orders being prepared at the Yellow Stone Club currently. In June, FlameOut(R) accompanied 160 McCaw Backpack CAF Systems that went to the U.S. Army in Mosul, Iraq. More about Intelagard can be found at www.intelagard.com.

         In April 2005 we made a first sale of FLAMEOUT(R) to a customer in India. The halted production of thE Fire Suppression Agent AFFF in 2001 has made our product one of the most attractive alternates to replace the market need created by AFFF. Monsanto halted production of AFFF in December 2001. One of the reasons was the toxicity of AFFF. FLAMEOUT(R) is non-toxic. AFFF was designed for Class B (fuel) fire suppression. FLAMEOUT(R) is UL listed for Class B fire and also possesses UL 162 certification for emulsification and encapsulation of hydrocarbons thereby preventing reignition of fires once extinguished. Our new customers in India supply fire suppression agents for the oil and gas refining industry.

         In May we were approached by one of our European distributors regarding the approval of FlameOut for the use on marine vessels, specifically for vessels that were "classified" by the American Bureau of Shipping, or ABS. ABS is one of world's leading marine Class Societies that is recognized as a worldwide leader in engineering and technology related to marine and offshore industries with 150 offices in 70 countries worldwide. ABS states its mission is "to protect mariners, vessels and the aquatic environment of the world's ocean ways and rivers."

         Class Societies set standards to facilitate the acceptance of a ship registered in one country to be in the waters and ports of another, and in the general furtherance of safety at sea and protection of the environment. These standards cover three distinct areas: (1) ship design and structural integrity,
(2)  accident  prevention  including   navigational  aids,  pollution  and  fire
prevention, and (3) post-accident situations (fire and flooding) including containment and escape.

         Class Societies are empowered to require repairs or other corrective actions to vessels that they have assigned a class, or to ships within their flag state's ports.

         FlameOut was submitted to ABS for "Type Approval," a voluntary program that tests the product extensively to verify that it will perform reliably in the marine and offshore environment in compliance with product specifications.

         Upon issuance, Type Approval is the pre-approval of a product for use on a variety of ABS class vessels and reduces the turnaround time for approval on a specific vessel. Technical staff can verify that the product, as already approved, is suitable for the intended use and will not require further documentation from Summit.

         We are pleased to report that on July 29, 2005 we received our Type Approval from ABS, the only product listed by ABS as a Type Approved fire fighting agent. Our marketing plan is now to contact the owners and operators of ABS classed vessels and identify to them that FlameOut is the only pre-approved fire suppressant within their Classification Society.

         Using our unique aerosol technology, a new product sold under the brand name SAFETREE(R) for use witH Christmas Trees. Sprayed on the tree, it not only guards against fire but extends the period when the needles stay green and do not drop. We have developed an alliance with Noble Mountain Tree Farms, one of the world's premier Christmas tree growers and suppliers to companies such as Wal-Mart, Home Depot and Lowe's. It also sells trees through a network of Noble Tree lots. During the fourth quarter of 2004 Noble supplied two-can samples of SAFETREE(R) to more than 50 major retailers in the U.S. that yearly sell more than 6 million Noble trees anD wreaths. This initiative with Noble was kicked off at a meeting in Chicago in March and will be introduced at future shows in Las Vegas in May 2005. SAFETREE(R) was introduced to Target Stores by Mr. Rob Heggie, one of thE members of AmBiz Association, in April 2005. Initial response was favorable.

         We work closely with American Business Associates (AmBiz). AmBiz assists with introductions into military, homeland security and emergency management venues, with retail development and introductions for some of our products and with development and financing for future retail projects. More about AmBiz can be found at www.americanbusinessassociates.com. Through AmBiz's efforts, we submitted FLAMEOUT(R) and FLAMEOUT(R) Foam to ThE U.S. Air Force chemical testing center at Tyndal Air Force Base in Florida. The series of testing involves the protocol to find a new agent to suppress ground-based fuel fires. Our FLAMEOUT(R) Foam (AFFF Replacement) anD FLAMEOUT(R) will undergo continued toxicity testing and efficacy tests during 2005. We also will introducE FlameOut(R) to the U.S. Air Force testing center at Little Rock, Arkansas for use in the Air Force fleet of C-130 tankers in early 2005 for wildland, wildfire applications. AmBiz is working in conjunction with us and Noble Mountain Tree Farms for the sale of FLAMEOUT(R) Aerosol Fire Extinguisher and SAFETREE(R) for 2005.

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

         Asah Terra is working with the Nigerian Government and Shell Oil of Nigeria in providing consultation and products with specific applications for what is estimated at up to ten years of existing clean-up of contamination. One of the first sites that we will be cleaning is a stagnate lake that allows bacteria to grow. When it rains, the overflow provides such a large amount of toxic residue that this site has been linked to being a leading cause of the deaths of infants and young children in Nigeria. The contract for the initial site has been received by Asah Terra. The value of our initial chemical sale for this project is $87,000. We are working in conjunction with BioGenesis and Dr. Amiran to begin this work for Asah Terra on the first two contracts. There are reported by Asah Terra to be thousands of these sites in Nigeria. They have been mandated by the Nigerian Government for environmental cleanup.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

         Set forth below are the sales of our common stock since January 1, 2005, that have not been earlier reported, in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506:


----------------- -------------------- ----------- ------------ --------------------------------------
                                       NO. OF      PRICE        TYPE OF
DATE              PERSON               SHARES      PER SHARE    CONSIDERATION
----------------- -------------------- ----------- ------------ --------------------------------------
6-30-05           Keith Parker         22,500      $0.40        Services as Chief Executive Officer
----------------- -------------------- ----------- ------------ --------------------------------------
6-30-05           Paula Parker         15,000      $0.40        Services as Vice President
----------------- -------------------- ----------- ------------ --------------------------------------
6-30-05           Chris Dellinges      15,000      $0.40        Services as Chief Financial Officer
----------------- -------------------- ----------- ------------ --------------------------------------

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

Date:    August 22, 2005

                                    SUMMIT ENVIRONMENTAL CORPORATION, INC.


                                    By: /s/ B. Keith Parker
                                        ---------------------------------------
                                        B. Keith Parker, Chief Executive Officer