Form 10KSB/A
period 2004-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-11-14
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-KSB
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $190,702

State the aggregate market value of the 16,917,686 voting and non-voting common equity held by non-affiliates computed by reference to the $1.32 average bid and asked price of such common equity, as of November 2, 2005: $22,331,345.

As of November 2, 2005, there were 24,928,879 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Summit’s Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2003 and 2004 and the first three quarters of 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2003:
1st Qtr.	0.27	0.20
2nd Qtr.	0.35	0.18
3rd Qtr.	0.26	0.16
4th Qtr.	0.25	0.14

2004:
1st Qtr.	0.25	0.145
2nd Qtr.	0.72	0.25
3rd Qtr.	0.59	0.37
4th Qtr.	0.41	0.24

2005:
1st Qtr.	0.32	0.18
2nd Qtr.	0.46	0.17
3rd Qtr.	1.09	0.31

Holders. Based on information provided by our transfer agent, we had 661 shareholders of record of our common stock on October 7, 2005.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2004 and 2003:

Year ended December 31	2004	2003
Sales	100.0%	100.0%
Cost of Sales	57.8	248
Gross Margin	42.2	(148)
Operating Expenses	(641)	(510)
Other Income and Expenses, Net	2.4	2.3

Net income (loss)	(596)%	(656)%

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

GROSS MARGIN

In 2004 we had a gross margin of $80,486, or 42.2 percent of sales. In 2003, our cost of goods sold was adversely affected because of a provision for inventory losses of $364,485 relating to faulty FirePower 911™ cans subject to litigation for being incorrectly manufactured by Pel Associates, and because of the discontinuances of certain cosmetic products. What otherwise would have been a gross margin of $96,306, or 53% of sales, was, instead, a total cost of sales of $448,866, which was 248% of sales in 2003. We have experienced increases in the cost of sales of several items steadily during the past few years. For instance, we have seen the cost of propellants for our aerosol cans increase from $1.80 a pound in 1999 to $4.00 a pound today, the cost of aluminum cans increase from $1.02 to $1.37, and the cost of chemicals increase from $0.53 a can to $0.60 a can.

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

Accounting Policies Requiring Significant Estimates and Judgments.

Our typical credit terms for domestic sales are net 30 days, 1.5% interest a month for payments after 30 days. These terms are identical for sales to related parties and external customers. There is no disparity between these credit terms and the amounts due us. We have a strict credit policy for retailers utilizing Dun and Bradstreet reports and credit references. For international shipments, 50% of the sale price must be received before we manufacture the order, and the remaining 50% must be received before we release product for shipping. Inventory levels no longer consist of completed product. Components are purchased and warehoused and held in waiting. The product is filled and shipped to the customer upon receipt of purchase orders.

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

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional Paid-In	Subscription	Accumulated	Treasury
	Shares	Amount	Capital	to Capital	Deficit	Stock	Total

Balances December 31, 2002	15,657,194	$15,658	$7,997,721	$60,000	$(4,893,888)	$(25,000)	$3,154,491

Sale of 530,000 shares ($25 per share)	530,000	530	131,970	(60,000)	-	-	72,500
Issuance of 92,000 shares upon exercise
of warrants ($.25 per share)	92,000	92	22,908	-	-	-	23,000
15,000 shares issued for services ($.18 per share)	15,000	15	2,685	-	-	-	2,700
150,000 shares issued for services ($.22 per share)	150,000	150	32,850	-	-	-	33,000
15,000 shares issued for services ($.24 per share)	15,000	15	3,585	-	-	-	3,600
15,000 shares issued for services ($.25 per share)	15,000	15	3,735	-	-	-	3,750
15,000 shares issued for services ($.28 per share)	15,000	15	4,185	-	-	-	4,200
44,000 shares issued for services ($.30 per share)	44,000	44	13,156	-	-	-	13,200
360,000 shares issued for licenses ($32 per share)	360,000	360	114,840	-	-	-	115,200
6,000 shares issued for services ($.33 per share)	6,000	6	1,974	-	-	-	1,980
Money received for a 2004 stock purchase	-	-	-	300,800	-	-	300,800
Net loss	-	-	-	-	(1,185,992)	-	(1,185,992)

Balances December 31, 2003	16,899,194	16,900	8,329,609	300,800	(6,079,880)	(25,000)	2,542,429

Issuance of 100,000 shares upon exercise
of options ($.16 per share)	100,000	100	38,125	-	-	-	38,225
12,500 shares issued for services ($.16 per share)	12,500	13	1,987	-	-	-	2,000
12,500 shares issued for services ($.17 per share)	12,500	12	2,113	-	-	-	2,125
Sale of 2,346,250 shares ($.20 per share)	2,346,250	2,346	466,904	(207,000)	-	-	262,250
27,500 shares issued for services ($.20 per share	27,500	28	5,472	-	-	-	5,500
Issuance of 44,000 shares upon exercise
of warrants ($.20 per share)	44,000	44	8,756	(8,800)	-	-	-
Issuance of 2,558,000 shares upon exercise
of warrants ($.25 per share)	2,558,000	2,558	636,942	(85,000)	-	-	554,500
12,500 shares issued for services ($.27 per share)	12,500	13	3,362	-	-	-	3,375
25,000 shares issued for services ($.31 per share)	25,000	25	7,725	-	-	-	7,750
15,000 shares issued for services ($.34 per share)	15,000	15	5,085	-	-	-	5,100
12,500 shares issued for services ($.35 per share)	12,500	12	4,363	-	-	-	4,375
74,400 shares issued for services ($.45 per share)	74,400	74	33,406	-	-	-	33,480
37,500 shares issued for services ($.48 per share)	37,500	38	17,962	-	-	-	18,000
Sale of 1,000,000 shares ($.50 per share)	1,000,000	1,000	499,000	-	-	-	500,000
15,000 shares issued for services ($.53 per share)	15,000	15	7,935	-	-	-	7,950
12,500 shares issued for services ($.69 per share)	12,500	12	8,613	-	-	-	8,625
15,000 shares issued for services ($.74 per share)	15,000	15	11,085	-	-	-	11,100
Exercise of options for 94,292 shares of stock
($.20 per share) - shares not issued as of
December 31, 2004			55,939	-	-	-	55,939

Net loss	-	-	-	-	(1,136,783)	-	(1,136,783)

Balances December 31, 2004	23,219,344	$23,220	$10,144,383	$-	$(7,216,663)	$(25,000)	$2,925,940

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. Uncollectible receivable balances written off during the years ended December 31, 2004 and 2003, were $0 and $1,227, respectively. Bad debt provisions of $6,357 and $15,248 were recognized for the years ended December 31, 2004 and 2003, respectively..

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

Intangible Assets

Patents and licenses are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patent and licenses. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. Even though no event or change in circumstances has occurred as of December 31, 2004, the Company has tested its intangible assets, including prepaid royalties, for impairment, basing its assessment on its knowledge of the development history of the products and their current sales trends, and does not believe these amounts to be impaired.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include providing for doubtful accounts receivable, reserves for obsolete inventories, depreciation of property and equipment and amortization of intangible assets. Actual results could differ from those estimates and the impact of those differences on gross profit and results of operations could be material.

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

On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $150,000 and 1,625,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc. 750,000 shares were issued as a down payment for the patent rights on January 14, 1999. On February, 2, 1999, $150,000 in cash was paid, and in December, 1999, we issued 875,000 shares in full satisfaction of any further amounts due. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $158,333 for the years ended December 31, 2004 and 2003.

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

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. These lawsuits are in various stages and a determination as to the outcome of these lawsuits and their effect on the financial statements is not determinable. The Company intends to vigorously defend its positions in regards to these lawsuits. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2), pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $490,095as of December 31, 2004. Included in accounts payable is $15,573 due to BioGenesis at December 31, 2004, for goods received and royalties due. We credited against the advance royalties $0 in 2003 and $9,905 in 2004. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004. In 2005 QVC started regular monthly programming, and the Company has since received indications of intended purchase orders from retailers for 3rd and 4th quarter shipments in excess of $1,000,000.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers and Significant Employees.

The following table shows information as of November 2, 2005 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

			TERM OF
	OFFICE HELD		OFFICE
NAME	OFFICE	SINCE	EXPIRES

B. Keith Parker, 55(1)	Chief Executive Officer and	1998	5-06
	Director

Chris Dellinges, 55	Chief Financial Officer	2002	5-06
	Director	2001	5-06

Paula Parker, 50(1)	Vice President, Secretary	1998	5-06
	And Director

Dean Haws, 34	Director	1998	5-06

James J. Roach, 56	Director	1998	5-06

Thomas J. Kenan, 73	Director	1998	5-06

Mohsen Amiran, 54	Director	1999	5-06

Wilton Dennis Stripling, 62	Director	2000	5-06

J. Don Jordan, 56	Director	2005	5-06

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

J. Don Jordan, Director

Mr. Jordan began his public accounting career in 1970 and graduated from the University of North Texas in 1971 with a Bachelor of Business Administration-Accounting degree. He was licensed by the state of Texas as a CPA in 1974 and is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Dallas Chapter of the Texas Society of Public Accountants. Mr. Jordan founded his own public accounting firm in 1977, and later acquired his former employer in 1989 creating Jordan, Donohoe & Company, LLP. Mr. Jordan has specific expertise in manufacturing, restaurant, retail and construction industries with thirty-five years experience which includes auditing privately held companies. During his career, Mr. Jordan has served at various times on boards of private companies and in an advisory capacity to various private boards. He has also served as the CFO of a privately owned retail chain.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information as of August 11, 2005 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

	NO. OF		% OF
SUMMIT ENVIRONMENTAL CORP.	SHARES		CLASS

B. Keith Parker	2,458,805	(1)(4)	9.9
133 East Tyler Street
Longview, TX 75601

Paula Parker	580,000	(2)	2.3
133 East Tyler Street
Longview, TX 75601

Dean Haws	410,000	(4)	1.6
P. O. Box 1071
Gilmer, TX 75644

James J. Roach	175,000	(4)	*
182 Curtis Road
Middlebury, CT 06762

Thomas J. Kenan	238,253	(4)	*
212 NW 18th Street
Oklahoma City, OK 73103

Mohsen Amiran	472,500	(4)	1.9
7420 Alban Station, Ste. B-208
Springfield, VA 22150

Wilton Dennis Stripling	1,837,100	(4)	7.4
5230 Walnut Hill Lane, Ste. 306
Dallas, TX 75231

Chris Dellinges	320,000	(4)	1.3
5949 Sherry Lane, Suite 650
Dallas, TX 75225

J. Don Jordan	350,000		1.4
16610 Dallas Parkway, Suite 2100
Dallas, TX 75248

Doug Cox	1,400,000	(5)	5.6
12660 El Camino Real #303
San Diego, CA 92130

Officers and Directors	6,791,658		27.2
as a group (9 persons)

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

(2)	Mrs. Parker, who is the spouse of B. Keith Parker, is attributed the beneficial ownership of the same shares attributed to Mr. Parker. See footnote (1).

(4)	These shares include the shares subject to stock options reported for this person under “Stock Options” on page 40.

(5)	Mr. Cox owns 700,000 shares and warrants to purchase an additional 700,000 shares.

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

10.6	-	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

10.7	-	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

10.8	-	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

10.9	-	Royalty Agreement between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.

10.10	-	Amendment Six to Letter of Intent between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc. dated July 29, 1999.

10.11	-	Letter dated December 1, 1999 from Thomas J. Kenan to BioGenesis outlining terms of acceptance and executed by BioGenesis Enterprises, Inc.

14	-	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

16.1	-
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

23	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein. (Superseded by Exhibit 23.2.)

23.1	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement. (Superseded by Exhibit 23.3.)

23.2	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein.

23.3	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

+	Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.

+++	Being filed with Form SB-2 Am 1, Commission File No. 333-122402 incorporated herein.

*+	Previously filed with Form 10-KSB Annual Report FYE 12-31-04, Commission File No. 333-48675 incorporated herein.

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

Date: November 14, 2005	SUMMIT ENVIRONMENTAL CORPORATION, INC.

	By:	/s/ B. Keith Parker
B. Keith Parker, Chief Executive Officer, and individually as a Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Date: November 14, 2005	/s/ Chris Dellinges
Chris Dellinges, Chief Financial Officer
and Principal Accounting Officer

Date: November 14, 2005	/s/ Paula Parker
Paula Parker, Vice President, Secretary, and Director

Date: November 14, 2005	/s/ Dean Haws
Dean Haws, Director

Date: November 14, 2005	/s/ James J. Roach
James J. Roach, Director

Date: November 14, 2005	/s/ Mohsen Amiran
Mohsen Amiran, Director

Date: November 14, 2005	/s/ Thomas J. Kenan
Thomas J. Kenan, Director

Date: November 14, 2005	/s/ Wilton Dennis Stripling
Wilton Dennis Stripling, Director

Date: November 14, 2005	/s/ J. Don Jordan
J. Don Jordan, Director

Summit Environmental Corporation, Inc.
Commission File No. 333-48659

EXHIBIT INDEX

AMENDMENT NO. 2 TO FORM 10-KSB
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

10.6	-	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

10.7	-	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

10.8	-	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

10.9	-	Royalty Agreement between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.

10.10	-	Amendment Six to Letter of Intent between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc. dated July 29, 1999.

10.11	-	Letter dated December 1, 1999 from Thomas J. Kenan to BioGenesis outlining terms of acceptance and executed by BioGenesis Enterprises, Inc.

14	-	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

16.1	-
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

23	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein. (Superseded by Exhibit 23.2.)

23.1	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement. (Superseded by Exhibit 23.3.)

23.2	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein.

23.3	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

+	Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.

+++	Being filed with Form SB-2 Am 1, Commission File No. 333-122402 incorporated herein.

*+	Previously filed with Form 10-KSB Annual Report FYE 12-31-04, Commission File No. 333-48675 incorporated herein.