Form 10QSB
period 2005-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-11-23
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Summit Environmental Corporation, Inc.
(Exact name of registrant as specified in its charter)

Texas (state of incorporation)	333-48659 (Commission File Number)	73-1537206 (IRS Employer I.D. Number)

210 South Green
Longview, TX 75601
800-522-7841

(Address and telephone number of registrant's principal
executive offices and principal place of business)

133 East Tyler Street
Longview, TX 75601

 (Former address of registrant’s principal executive
offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of November 18, 2005, there were 26,145,197 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements

SUMMIT ENVIRONMENTAL CORPORATION, INC.
CONDENSED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$551,369	$460,257
Accounts Receivable, less allowance for doubtful
accounts of $172,678	270,059	63,479
Inventory	695,536	352,108
Prepaid Expenses	154,082	157,409
Total Current Assets	1,671,046	1,033,253

Property and Equipment at Cost
Property and Equipment	86,318	80,636
Leasehold Improvements	13,877	13,877
Accumulated Depreciation and Amortization	(63,181)	(54,406)
Net Property and Equipment	37,014	40,107

Other Assets
Prepaid Royalties	464,303	490,095
Deposits	2,180	2,180
Patents - net of accumulated amortization
of $1,086,709 and $969,800	1,288,291	1,405,200
Licenses - net of accumulated amortization
of $50,130 and $41,440	125,590	134,280
Total Other Assets	1,880,364	2,031,755

Total Assets	$3,588,424	$3,105,115

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$376,487	$141,130
Notes Payable	200,900
Accrued Liabilities	47,631	38,045
Total Current Liabilities	625,018	179,175

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000
shares authorized, no shares issued
Common stock, par value $.001; 40,000,000
shares authorized, 24,453,003 and 23,219,344 shares issued	24,454	23,220
Additional Paid in Capital	10,701,435	10,144,383
Accumulated Deficit	(7,737,483)	(7,216,663)
Treasury Stock - 10,000 shares	(25,000)	(25,000)
Total Stockholders' Equity	2,963,406	2,925,940

Total Liabilities and Stockholders' Equity	$3,588,424	$3,105,115

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004

Sales	$695,244	$24,226
Returns and Allowances	(1,549)	-
Net Sales	693,695	24,226

Cost of Sales
Cost of sales	325,377	13,762

Gross Profit	368,318	10,464

Operating Expenses
Selling, general, and administrative expenses	351,317	248,397
Amortization	42,512	40,584
Depreciation	3,031	2,805
Total operating expense	396,860	291,786

Net Earnings (Loss) from Operations	(28,542)	(281,322)

Other Income (Expense)
Interest income	826	2,080
Interest expense	(3,839)	(484)
Royalty income		574
Gain/Loss on Sale of Asset	-	-
Miscellaneous	(10,041)	(587)
Total other income (expense)	(13,054)	1,583

Net Loss	$(41,596)	$(279,739)

Net Earnings (Loss) per Share	$(0.00)	$(0.01)

Weighted Average Shares	24,109,395	20,628,982

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Sales	$1,050,600	$163,713
Returns and Allowances	(1,855)	-
Net Sales	1,048,745	163,713

Cost of Sales
Cost of sales	522,122	80,130

Gross Profit	526,623	83,583

Operating Expenses
Selling, general, and administrative expenses	895,169	681,100
Amortization	125,599	121,752
Depreciation	8,775	8,499
Total operating expense	1,029,543	811,351

Net Earnings (Loss) from Operations	(502,920)	(727,768)

Other Income (Expense)
Interest income	2,946	2,637
Interest expense	(7,281)	(1,636)
Royalty income		574
Gain/Loss on Sale of Asset	-	-
Miscellaneous	(13,566)	(2,841)
Total other income (expense)	(17,900)	(1,266)

Net Loss	$(520,820)	$(729,034)

Net Earnings (Loss) per Share	$(0.02)	$(0.04)

Weighted Average Shares	23,574,094	19,193,841

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004

Cash Flows from Operating Activities
Net loss	$(520,820)	$(729,034)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
Amortization	125,599	121,752
Bad debt expense
Provision for inventory losses
Cumulative effect of change in accounting principle	-	-
Depreciation	8,775	8,499
Gain (loss) on sale of assets	-	-
Recission of Lady Burd asset purchase agreement	-	-
Common stock and options issued for services	2,460	89,705
Change in assets and liabilities
Accounts receivable	(206,580)	(12,837)
Inventory	(343,428)	(58,291)
Prepaid expenses and deposits	29,119	(39,626)
Accounts payable	235,357	(70,918)
Accrued liabilities	9,586	(11,224)
Net cash used in operating activities	(659,932)	(701,974)

Cash Flows from Investing Activities
Acquisition of property and equipment	(5,682)	(20,387)
Organization costs	-	-
Acquisition of licenses/patents		-
Proceeds from sale of equipment	-	-
Net cash used in investing activities	(5,682)	(20,387)

Cash Flows from Financing Activities
Loan proceeds	210,500
Loan principal repayments	(9,600)	(39,500)
Loan principal repayments - related party	-	-
Proceeds from sale of stock	555,826	1,332,750
Net cash provided by financing activities	756,726	1,293,250

Net Increase (Decrease) in Cash	91,112	570,889

Cash - Beginning of Period	460,257	114,054

Cash - End of Period	$551,369	$684,943

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
The balance sheet of Summit Environmental Corporation, Inc., the “company”, at December 31, 2004 has been taken from the company’s audited financial statements at that date. The balance sheet at September 30, 2005, the statement of operations for the three months and nine months ended September 30, 2005, and the statement of cash flows for the nine months ended September 30, 2005 have been prepared by the company without audit. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results, which may be expected for the fiscal year ended December 31, 2005. The interim financial statements should be read in conjunction with the audited financial statements of the company for the year ended December 31, 2004.

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
September 30, 2005
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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. There were no uncollectible receivable balances written off, and no bad debt provisions recognized for the periods ended September 30, 2005 and 2004, respectively.

Inventory

Inventories, which consists of raw materials and products held for resale, are recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At September 30, 2005, fire suppression inventory was $638,010. Pannache inventory was $15,394, and consigned inventory was $42,133.

The Company periodically reviews inventory to determine which products, if any, are no longer marketable. The Company establishes a reserve for obsolete inventory to reduce its cost to management’s estimate of its net realizable value based on forecasts of sales for ensuing years and other factors.

Intangible Assets

Patents and licenses costs are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patents and licenses. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. Even though no event or change in circumstances has occurred as of September 30, 2005, the Company has tested its intangible assets, including prepaid royalties, for impairment, basing its assessment on its knowledge of the development history of the products and their current sales trends, and does not believe these amounts to be impaired.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

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
September 30, 2005
(Unaudited)

The estimated service lives used in determining depreciation and amortization are:

Description	Estimated Service Life

Office furniture and equipment	5-7 years
Leasehold improvements	4 years

Advertising and Marketing

Advertising and marketing costs are expensed as incurred, which totaled $54,776, $97,311, $17,045 and $37,317 for the three and nine months ended September 30, 2005 and 2004, respectively.

Shipping and handling costs

The Company includes shipping and handling costs in “Selling, general and administrative expenses” for purposes of income statement presentation. Shipping and handling costs were approximately $16,683, $30,103, $17,454 and $34,710 for the three and nine months ended September 30, 2005 and 2004, respectively.

Research and development costs

The costs associated with research and development activities are expensed as incurred. Total research and development costs were approximately $816, $28,927, $410 and $23,040 for the three and nine months ended September, 2005 and 2004, respectively.

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

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

2.	PATENT

On November 2, 1998, the company purchased via issuance of common stock and a note payable, patent rights and intellectual property rights to various fire suppression products for a purchase price of $2,375,000. This purchase required initial cash payments of $150,000 and 1,625,000 shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc. 750,000 shares were issued as a down payment for the patent rights on January 14, 1999. On February, 2, 1999, $150,000 in cash was paid, and in December, 1999, we issued 875,000 shares in full satisfaction of any further amounts due. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $39,583 for the three month periods ended September 30, 2005 and 2004 and $116,962 for the nine month periods ended September 30, 2005 and 2004.

3.	LICENSES

Licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,200 from related parties. The prices paid were demanded by the seller. The company is the manufacturer/supplier of the products. The estimated aggregate amortization expense of licenses for each of the five succeeding years is $11,680 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $2,920 for the three month periods ended September 30, 2005 and 2004 and $8,760 for the nine month periods ended September 30, 2005 and 2004.

Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and warrants for 180,000 shares of stock exercisable at $1.00 per share during the first quarter of 2003.

4.	LEASES

The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $20,439, $48,591, $11,112 and $36,334 for the three and nine months ended September 30, 2005 and 2004, respectively. We renewed our lease for office space for one year. The lease payment remained unchanged at $1,700 per month. We continue to maintain warehouse space on a month to month basis at $1,300 per month.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

4A.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. These lawsuits are in various stages and a determination as to the outcome of these lawsuits and their effect on the financial statements is not determinable. The Company intends to vigorously defend its positions in regards to these lawsuits. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations and cash flows.

5.	COMMON STOCK

Private Placement

On May 25, 2005, the Board of Directors authorized the sale of 1,000,000 shares of common stock in a private placement at $0.40 per share to accredited investors. Each unit of stock consists of one share of common stock plus one purchase warrant. The initial term for the warrants is six months. During the third quarter of 2005, 477,500 shares were sold for $0.40 per share. 227,500 shares had not been issued as of September 30, 2005.

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

At September 30, 2005, there were 385,000 options to purchase shares of common stock outstanding pursuant to the Plan and 480,000 options to purchase shares of common stock outstanding pursuant to the 2004 Plan.

Warrants

There were 1,861,250 warrants outstanding at September 30, 2005, exercisable at $0.50 per share through August 26, 2006. There were 180,000 warrants outstanding at September 30, 2005, exercisable at $0.25 per share with no expiration date.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

The following transactions occurred between the company and related parties:

The company and another business with common shareholders share office space and the related expenses.

At September 30, 2005, accounts receivables from related parties totaled $154,037 all of which was reserved for at September 30, 2005. The related parties, the amounts owed by each to the Company, and the nature of the transactions giving rise to the accounts receivable are as follows:

Ex-employee-$54,568-	charged by the Company with embezzlement. Judgment obtained and judgment settled for $52,000 paid in April 2005.

Summit Environmental Europe - $7,383 -	the Company’s former marketing representative in Europe received fire suppressant product but never paid for it.

Proformance Marketing - $31,517 -	this former marketing representative received fire suppressant product but never paid for it.

FlameOut International - $60,569 -	this former marketing representative received fire suppressant product but never paid for it.

Notes receivable from a related party totaled $20,496, all of which was reserved for at September 30, 2005.

The Company has a royalty payable to a related party with a balance of $15,587 as of September 30, 2005. This balance is included in accounts payable on the balance sheet.

The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2), pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $464,303 as of September 30, 2004. Included in accounts payable is $12,110 due to BioGenesis at September 30, 2005, for goods received and royalties due. We credited against the advance royalties $12,110 in the third quarter, 2005. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004. In 2005 QVC started regular monthly programming, and the Company has since received indications of intended purchase orders from retailers for 4th quarter shipments in excess of $1,000,000.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

During 1998, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $60,000 for such license.

During 2003, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $115,200 for such license.

7.	CONCENTRATIONS

Approximately 89 percent of the sales in the third quarter of 2005 were made to four customers and 63 percent of the sales in the third quarter of 2004 were made to two customers.

Item 2.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the nine-month period ended September 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - Third Quarter of 2005 Compared to Third Quarter of 2004

Summit Environmental’s sales for Q3 2005 were almost 29 times Q3 2004 sales - $693,695 in Q3 2005 compared to $24,226 in Q3 2004. Gross margin was 53 percent for Q3 2005 compared to 43 percent for Q3 2004. Sales are only now reaching a level to generate a meaningful analysis of gross margin percentages.

Operating expenses increased 36 percent during Q3 2005 over Q3 2004. Operating expenses increased by $105,074 from $291,786 in Q3 2004 to $396,860 in Q3 2005. The increase was due primarily to salary for a new position, vice-president of marketing, and advertising expense.

Amortization and depreciation were $45,543 in Q3 2005 and $43,389 in Q3 2004.

Summit had a net loss of $41,596 for Q3 2005, down from a net loss of $279,739 for Q3 2004, a $238,143 or an 85 percent decrease. The greatly reduced net loss was attributed primarily to the increase in sales.

Results of Operations - First Three Quarters of 2005 Compared to First Three Quarters of 2004

Sales from operations were $1,048,745 for the first three quarters of 2005, which were 6.4 times sales of $163,713 for the first three quarters of 2004. Gross margin on these sales was 50.2 percent in the first three quarters of 2005 and 51 percent in the first three quarters of 2004.

Operating expenses were up to $1,029,543 for the first three quarters of 2005 compared to $811,351 for the first three quarters of 2004, an increase of $218,192 or 27 percent, almost all of the increase being attributed to increased presence in trade shows, travel, advertising, and commissions for sales force.

We experienced a net loss of $520,820 in the first three quarters of 2005, down 28.6 percent from the $729,034 loss of the first three quarters of 2004. The loss per share of common stock was $0.02 for the first three quarters of 2005 versus $0.04 for the same period of 2004.

Some balance sheet items that reflect significant changes from December 31, 2004 to September 30, 2005 are: cash, up to $551,369 from $460,257; and accounts receivable, up to $270,059 from $63,479.

The net loss of $520,820 in the first three quarters of 2005 was financed from $555,826 in proceeds from the sale of common stock and $210,500 in loan proceeds.

Increased sales began in 2005 due to the successful launch of FirePowerTM into regular monthly programming on QVC. This led to the development of a “twin sister” product named FlameOut Aerosol Fire Extinguisher to be sold to retailers. The initial launch occurred over the week of July 4, 2005 at the 311 Big 5 Sporting Goods Stores in the Western part of the United States. In August 2004, we shipped initial orders to Brooks Eckerd’s and CVS Pharmacies and Target Stores. We receive, transmit, and ship our orders electronically. Through the end of October, we have shipped sixteen reorders to the previously named purchasers. Additionally, we have shipped initial orders to Bed, Bath, & Beyond; Kitchen Collection; and Sports Chalet. We have an active line of credit for FirePowerTM from Austin Bank for inventory or empty shells for the production of the fire extinguisher. We have secured a 25 million dollar line of credit through Pacific Business Capital, a division of Wells Fargo Bank. Accounts receivable financing advances Summit 80% of the amount of each order. A 20% reserve is held. When our customer pays the invoice, the financing charges are deducted and the balance is forwarded. The terms for these wholesale sales to the retailer is 1% 30 net 31. The advance in reserves are being received timely.

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

We have completed our second order of FlameOut® to be shipped to Taiwan for its nuclear facility. The initial sale was completed last November through Darley Pumps Odin Foam Division when FlameOut® was included as the Class B Foam for a compressed air foam system by Odin Foam.

We completed the process for ABS (American Bureau of Shipping) certification for international maritime sales. The ABS Certification will clear the way for our distributor in Poland Fire Dam. The type classification obtained for FlameOut® is of a class that has heretofore been achieved for foam base product certification. A full understanding of ABS is available on our website under standards and certifications. Within days of the hit of Hurricane Katrina in New Orleans, we dispatched an exploratory team to New Orleans, headed by Paul Kowalenko, to explore the possibilities to utilize Summit’s line of Ultimate Clean remediation products in the hurricane’s aftermath. When the levee broke, sewage backed up, fuel and chemicals floated on the water and decay filled the air. Our agenda was to address fuel encapsulation, toxic remediation, and odor control. Utilizing what we learned 2 and a half years ago when testing FlameOut® with Evergreen Aviation’s 747 Supertanker (a large compressed air foam system), we knew we could successfully address these problems if given the chance. We performed a demonstration at the New Orleans Superdome on September 16, 2005 in an extremely contaminated restroom facility. Using a McCaw Backpack Compressed Air Foam System, we used FlameOut® as our carrying agent while blending Ultimate Clean 1106 Odor Control and Ultimate Clean 850 BioEnhancer to provide a broad based coverage of foam in order to unilaterally suspend biological remediation action of a larger area. The result in odor elimination was immediate and attracted the attention of the Superdome Management Ground. On September 26, 2005, we began an odor and biohazard decontamination project for the New Orleans Superdome Arena, the location where the New Orleans Hornets play basketball. We completed our project on October 11, 2005 with a completed contract for $448,000.

Our new FlameOut® Aerosol Fire Extinguisher, the twin sister to Firepower™, initially appeared on retail shelves over the 4th of July weekend at the 311 Big 5 Sporting Goods Store primarily in the Western part of the United States. The third quarter of 2005, FlameOut® appeared on the shelves at Target Stores beginning September 4, 2005. Additional retail store introductions have occurred in CVS, Brooks and Eckerd Pharmacies in August and September. We have completed the initial shipments to Kitchen Collection, Bosha’s, Sports Chalet, Bed, Bath & Beyond at the end of Q3 and first two weeks of Q4.

The Yellow Stone Club, a custom residential development near Big Sky, MT which features 8,000-square-foot-minimum residences, was the site of extended demonstrations of FlameOut® on May 18, 2005. We are currently working on an order for The Yellowstone Club which will consist of FlameOut® Concentrate, Compress Air Foam Systems from Intelagard and extinguishers like we sell in the logging industry. We have been notified by the Yellowstone Club of our final order in Q4 2005. Steve Hauck, Fire Chief of the Yellow Stone Club has become a spokesperson for FlameOut®. More about Steve Hauck’s recommendations for FlameOut® are covered in the following paragraph regarding media relations with Steinreich Communications.

In June we entered into an agreement with Steinreich Communications for media relations. Stan Steinreich previously had been a section editor for the New York Times and former co-producer of ABC 20/20. Over the 4th of July weekend Mr. Steinreich organized appearances and morning talk shows in San Diego for Keith Parker, CEO and Steve Hauck, Fire Chief at the Yellow Stone Club, on the 4th of July. They were live on NBC, Fox News and UPN conducting demonstrations using FlameOut® aerosols and referring to the introduction at Big 5 Sporting Goods. On July 5th, they were interviewed by KABC in Los Angeles by consumer products advocate Rick Romero. His show aired on July 28, 2005. Beginning in August and through September, we were on additional shows in Sacramento, Reno, Chicago, and Tyler, Texas, a mix of CBS, NBC, ABC, and Fox News. Feature articles have appeared in the home and/or lifestyles sections in the following newspapers: New York Times, Chicago Sun Times, Minneapolis Star, Washington Post, Miami Herald, Rocky Mountain News, Seattle Tribune, Charlotte Observer, Longview News-Journal, Los Angeles Times, and USA Today.

We executed the final agreement with Government Services Administration receiving our Federal Supply Number under Solicitation Number 7FC1-L3-03-0084B on August 10, 2005. Possession of an FSN could lead to large supply contracts with U.S. Government institutions, U.S. Forestry, State Forestry departments, Bureau of Land Management, and U.S. Parks and Wildlife. GSA Awards’ marketing arm, GSA BizOps, will be acting as our marketing sales agent through an agreement in which GSA Awards pre-qualifies U.S. Government procurement requisitions where our products and securities will satisfy the requirements. The GSA approval and FSN supply number make our product and the requisition a match. GSA Awards does not represent another client with products that compete with FlameOut® or FirePowerTM. In order to enhance our ability for GSA/FEMA contracts, we applied for and received an amending addition to our schedule 84 while we were preparing our bid to the Superdome Management Group for the New Orleans Arena. We were able to add seven of our Ultimate Clean Cleaner and Chemical to the schedule due to the emergency involved. However, these additions are added permanently to our schedule. FirePowerTM and FlameOut® are now carried in W.S. Darley Company’s most recent fire products catalog published in February 2005. This catalog goes to every fire department in the U.S. and a number of fire departments in 23 foreign countries.

We will be featuring the new FlameOut® aerosol fire extinguisher in a one-minute television commercial test market to be conducted by Transactional Marketing Partners. Raw footage was completed October 25, 2005.

OUTLOOK

The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

Regular programming on QVC of our FirePowerTM aerosol fire extinguisher began in January 2005. On the first airing in January, 11,000 cans were sold in 8.5 minutes. On March 2, 2005, 13,000 cans were sold in 10 minutes. Airings are scheduled throughout 2005. As of March 18, 2005 we had recorded sales of $256,917 through QVC since 2002. On March 23, 2005, we shipped QVC an order worth $94,800 for airings in the second quarter 2005. We began in a new programming venue on QVC on August 8, 2005 on a show called Summer Specials, resulting in sales of 8,800 cans with 2,000 cans sold on back order. Our last air date was November 2, 2005 when we sold 9,700 cans.

We completed introductions of FlameOut® also as an aerosol-rated fire extinguisher to major retailers during the third quarter as we projected earlier this year. FlameOut® aerosol fire extinguisher is the twin sister to FirePowerTM. FlameOut® is offered primarily to franchise and mass marketing companies. A TV commercial scheduled to begin August 19-30, 2005 on the HGTV and Oxygen networks will feature FlameOut®. The commercial is being produced for marketing support to our retail customers. FlameOut® aerosol was introduced through Big 5 Sporting Goods 311 Stores on the weekend of July 4, 2005. FlameOut® aerosol fire extinguishers was introduced through major retailers beginning in August 2005. We began shipping to Target, Eckerd’s, CVS, Brooks Pharmacy in August 2005. During the third quarter, we completed the retail set-up for Bed, Bath, & Beyond, Kitchen Collection, Sports Chalet, and Global TV Concepts, shipping the initial orders during the first week of October. Other vendor agreements are in the completion stages for Albertson’s, Rite Aid, and Wal-Mart with these initial orders scheduled for delivery during the 4th Quarter.

FlameOut® and FirePowerTM aerosol fire extinguishers contain the same surfactant, FlameOut®. FlameOut® is sold in concentrate form. The logging industry is endorsing FlameOut® more and more on its insured heavy equipment. Three insurance companies - Bituminous, Lloyds of London and Santee - now require FlameOut®or a product like FlameOut® to be on all insured logging equipment for renewal purposes of existing fire coverage or on new equipment in order to bind fire coverage. There is no other product that has the various government approvals FlameOut® has, is non-toxic, is non-corrosive and is rapidly biodegradable. In 2003 at the American Loggers Council National Meeting, we set up a dealer for our products to be used in the logging industry in New Zealand and Australia. We share this dealer with Just In Case Fire which manufactures the mobile fire fighting system, The Fire Caddy. The Fire Caddy product line is manufactured exclusively using FlameOut®. In late September we received the final orders for FlameOut®, FirePower™, and the Ultimate Clean chemicals through our New Zealand dealer. The initial product order shipped in October after several registrations.

We executed cross-over marketing agreements with Intelagard in July 2005. We will sell Intelagard Compressed Air Foam Systems while Intelagard will sell FlameOut® with their CAF Systems. Intelagard Director of Product Development, John Breedlove attended our demonstrations at the Yellow Stone Club in May. Intelagard’s CAF Systems are part of purchase orders from the Yellow Stone Club to be received during the fourth quarter. In June, FlameOut® accompanied 160 McCaw Backpack CAF Systems that went to the U.S. Army in Mosul, Iraq. The McCaw Backpack is part of our remediation and decontamination work currently being conducted in New Orleans in the aftermath of Hurricane Katrina. More about Intelagard can be found at www.intelagard.com.

In April 2005 we made a first sale of FlameOut® to a customer in India. The halted production of the Fire Suppression Agent AFFF in 2001 has made our product one of the most attractive alternates to replace the market need created by AFFF. Monsanto halted production of AFFF in December 2001. One of the reasons was the toxicity of AFFF. FlameOut® is non-toxic. AFFF was designed for Class B (fuel) fire suppression. FlameOut® is UL listed for Class B fire and also possesses UL 162 certification for emulsification and encapsulation of hydrocarbons thereby preventing reignition of fires once extinguished. Our new customers in India supply fire suppression agents for the oil and gas refining industry. We are continuing to sell FlameOut®through our distributor in Taiwan. Vasa Limited has submitted FlameOut® for testing in Beijing, China.

In May we were approached by one of our European distributors regarding the approval of FlameOut for the use on marine vessels, specifically for vessels that were “classified” by the American Bureau of Shipping, or ABS. ABS is one of world’s leading marine Class Societies that is recognized as a worldwide leader in engineering and technology related to marine and offshore industries with 150 offices in 70 countries worldwide. ABS states its mission is “to protect mariners, vessels and the aquatic environment of the world's ocean ways and rivers.”

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

Class Societies are empowered to require repairs or other corrective actions to vessels that they have assigned a class, or to ships within their flag state’s ports.

FlameOut was submitted to ABS for “Type Approval,” a voluntary program that tests the product extensively to verify that it will perform reliably in the marine and offshore environment in compliance with product specifications.

Upon issuance, Type Approval is the pre-approval of a product for use on a variety of ABS class vessels and reduces the turnaround time for approval on a specific vessel. Technical staff can verify that the product, as already approved, is suitable for the intended use and will not require further documentation from Summit.

We are pleased to report that on July 29, 2005 we received our Type Approval from ABS, the only product listed by ABS as a Type Approved fire fighting agent. Our sales and marketing director, Paul Kowalenko, is developing our marketing plan to contact the owners and operators of ABS classed vessels, actively marketing FlameOut as the only pre-approved fire suppressant within their Classification Society.

Using our unique aerosol technology, a new product sold under the brand name SafeTree® for use with Christmas Trees. Sprayed on the tree, it not only guards against fire but extends the period when the needles stay green and do not drop. We have developed an alliance with Noble Mountain Tree Farms, one of the world’s premier Christmas tree growers and suppliers. It also sells trees through a network of Noble Tree lots. Noble Trees will sell SafeTree® through their tree lots during Christmas 2005.

We work closely with American Business Associates (AmBiz). AmBiz assists with introductions into military, homeland security and emergency management venues, with retail development and introductions for some of our products and with development and financing for future retail projects. More about AmBiz can be found at www.americanbusinessassociates.com.

Ultimate Clean™ Products.

We have developed initial “environmental remediation and decontamination” products for retail sales from our successful experience in New Orleans. In this regard, we move from marketing our “aerosol fire fighting technology” to “environmental aerosol technology”. New aerosol cans will feature FlameOut® as the carrying agent for Ultimate Clean 1106 Odor Control, Ultimate Clean 850 BioEnhancer and Ultimate Clean 2000 Mold and Fungus Control in a series of user friendly handy aerosol cans.

We are continuing to develop and expand on the completion of our remediation and decontamination project at the New Orleans Superdome Arena. We have been completing product application demonstrations for Sonesta Hotels and the New Orleans Retail Merchants Association in the French Quarter. We performed an additional mold and fungus decontamination at the Superdome and a couple of individual rooms during the second week of October. Marketing strategies are being developed on how to expand on the success we have experienced. In order to facilitate the development of our newly created Remediation Division, we have hired as Director of Engineering and Remediation, Mr. Gordon Lewis, PE. Gordon graduated from Humboldt State University in California with a degree in Environmental Engineering and is formerly the Supervising Engineer for the Desert Water Agency in Palm Springs, California; Engineer for the Water Resources Board, California Water Quality Control Board; and Civil Engineer in Palm Springs with specialty in municipal water and sewer management.

Working with our distributor for Ultimate Clean™ chemicals and cleaners, Asah Terra, a Washington-based bioremediation contractor, we expect we will sell significant amounts of our chemicals and cleaners in the heavily contaminated petroleum production areas of Nigeria. Asah Terra has ordered products for a new cleanup project with the city of Seattle scheduled for May. According to Asah Terra several other municipalities are being instructed to ensure the cleanup and odor elimination at a sewage treatment plant in Seattle.

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

Asah Terra sells some of our other Ultimate Clean™ products to clean the grease traps at restaurants, primarily in the Northwest United States.

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

Item3.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item2.	Unregistered Sales of Equity Securities

Set forth below are the sales of our common stock since July 1, 2005, that have not been earlier reported, in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506:

Date	Person	No. of Shares	Price Per Share	Type of Consideration

07-21-05	Paul Kowalenko	4,100	$0.42	Services as director of sales and marketing
08-02-05	Robert Greene	125,000	$0.35	$43,750 cash for exercise of stock purchase warrants
08-02-05	Steve Gamble	25,000	$0.35	$8,750 cash for exercise of stock purchase warrants
08-02-05	Thomas Hobday	57,143	$0.35	$20,000 cash for exercise of stock purchase warrants
08-02-05	David Adair	10,000	$0.35	$3,500 cash for exercise of stock purchase warrants
08-02-05	Jennifer Dickey	12,500	$0.16	$2,000 cash for exercise of employee stock option
08-02-05	Gordon Lewis	250,000	$0.40	$100,000 cash purchase under private placement memorandum
08-02-05	Gordon Lewis	250,000	$0.40	$100,000 cash purchase under private placement memorandum
08-02-05	Howard Lehman	162,500	$0.40	$65,000 cash purchase under private placement memorandum
08-02-05	Darren Todfield	20,000	$0.40	$8,000 cash purchase under private placement memorandum
08-02-05	Major Bob Todfield	20,000	$0.40	$8,000 cash purchase under private placement memorandum
08-02-05	Ray Mooney	20,000	$0.40	$8,000 cash purchase under private placement memorandum
08-02-05	Gary Bishop	50,000	$0.40	$20,000 cash purchase under private placement memorandum

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

10.6	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

10.7	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

10.8	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

10.9	Royalty Agreement between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+*

10.10	Amendment Six to Letter of Intent between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc. dated July 29, 1999+*

10.11	Letter dated December 1, 1999 from Thomas J. Kenan to BioGenesis outlining terms of acceptance and executed by BioGenesis Enterprises, Inc.+*

14	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

16.1
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.
***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.
****	Previously filed with Form 10-QSB 03-31-02; Commission File No. 333-48675 incorporated herein.
+	Previously filed with Form 10-KSB 12-31-03; Commission File No. 333-48675 incorporated herein.
++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.
*+	Previously filed with Form 10-KSB 12-31-04, Commission File No. 333-48675 incorporated herein.
+*	Previously filed with Amendment No. 2 to Form 10-KSB 12-31-04, Commission File No. 333-48675 incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 22, 2005

Summit Environmental Corporation, Inc.

By:	/s/ B. Keith Parker
B. Keith Parker, Chief Executive Officer