Form 10QSB/A
period 2005-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-11-30
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-QSB

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

133 East Tyler Street
Longview, TX 75601

(Former address of registrant's principal
executive offices and principal place of business)

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

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Sales	$209,878	$42,028
Returns and Allowances	-	-
Net Sales	209,878	42,028

Cost of Sales
Cost of sales	131,491	17,693

Gross Profit	78,387	24,335

Operating Expenses
Selling, general, and administrative expenses	214,205	162,354
Amortization	40,584	40,584
Depreciation	2,805	2,805
Total operating expense	257,594	205,743

Net Earnings (Loss) from Operations	(179,207)	(181,408)

Other Income (Expense)
Interest income	1,105	73
Interest expense	(807)	(691)
Miscellaneous	(2,340)	(2,089)
Total other income (expense)	(2,042)	(2,707)

Net Loss	$(181,249)	$(184,115)

Net Earnings (Loss) per Share	$(0.01)	$(0.01)

Weighted Average Shares	23,233,177	18,222,157

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005		2004

Cash Flows from Operating Activities
Net loss		$(181,249)		$(184,115)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
Amortization		40,584		40,584
Depreciation		2,805		2,805
Common stock and options issued for services		9,950		9,625
Change in assets and liabilities
Accounts receivable		19,773		(25,652)
Inventory		(136,077)		(34,267)
Prepaid expenses and deposits		10,512		7,142
Accounts payable		102,312		17,417
Accrued liabilities		4,897		638
Net cash used in operating activities		(126,493)		(165,823)

Cash Flows from Investing Activities
Acquisition of property and equipment		-		(117)
Net cash used in investing activities		-		(117)

Cash Flows from Financing Activities
Loan proceeds		50,000		-
Proceeds from sale of stock		-		128,000
Net cash provided by financing activities		50,000		128,000

Net Increase (Decrease) in Cash		(76,493)		(37,940)

Cash - Beginning of Period		460,257		114,054

Cash - End of Period		$383,764		$76,114

Supplemental cash flow information
Cash paid for interest	$		$
Cash paid for income taxes		-		-

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. There were no uncollectible receivable balances written off during the periods ended March 31, 2005 and 2004, and there were no bad debt provisions recognized for the periods ended March 31, 2005 and 2004.

Inventory

Inventories, which consists of raw materials and products held for resale, are recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At March 31, 2005, fire suppression inventory was $395,446. Pannache inventory was $23,653, and consigned inventory was $69,086.

The Company periodically reviews inventory to determine which products, if any, are no longer marketable. The Company establishes a reserve for obsolete inventory to reduce its cost to management’s estimate of its net realizable value based on forecasts of sales for ensuing years and other factors.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Intangible Assets

Patents and licenses costs are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patents and licenses. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. Even though no event or change in circumstances has occurred as of March 31, 2005, the Company has tested its intangible assets, including prepaid royalties, for impairment, basing its assessment on its knowledge of the development history of the products and their current sales trends, and does not believe these amounts to be impaired.

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

Sales totaling $0 and $0 were made to related parties in Q1 2005 and 2004, respectively.

At March 31, 2005, accounts receivables from related parties totaled $154,037 all of which was reserved for at March 31, 2005. The related parties, the amounts owed by each to the Company, and the nature of the transactions giving rise to the accounts receivable are as follows:

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

Notes receivable from a related party totaled $20,496, all of which was reserved for at March 31, 2005.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

The Company has a royalty payable to a related party with a balance of $15,847 as of March 31, 2005. This balance is included in accounts payable on the balance sheet.

The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2), pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $483,939 as of March 31, 2005. Included in accounts payable is $8,622 due to BioGenesis at March 31, 2005, for goods received and royalties due. We credited against the advance royalties $6,156 in 2005. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004. In 2005 QVC started regular monthly programming, and the Company has since received indications of intended purchase orders from retailers for 3rd and 4th quarter shipments in excess of $1,000,000.

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

10.6	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

10.7	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

10.8	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

10.9	Royalty Agreement between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+*

10.10	Amendment Six to Letter of Intent between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc. dated July 29, 1999.+*

10.11	Letter dated December 1, 1999 from Thomas J. Kenan to BioGenesis outlining terms of acceptance and executed by BioGenesis Enterprises, Inc.+*
14	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

16.1
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.
**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.
***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.
****	Previously filed with Form 10-QSB 03-31-02; Commission File No. 333-48675 incorporated herein.
+	Previously filed with Form 10-KSB 12-31-03; Commission File No. 333-48675 incorporated herein.
++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.
*+	Previously filed with Form 10-KSB 12-31-04, Commission File No. 333-48675 incorporated herein.

+*	Previously filed with Amendment No. 2 to Form 10-KSB 12-31-04, Commission File No. 333-48659 incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUMMIT ENVIRONMENTAL CORPORATION, INC.

Date: November 22, 2005	By:	/s/ B. Keith Parker

B. Keith Parker, Chief Executive Officer