Form 10QSB/A
period 2005-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2005-11-30
CIK 1057807

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


                                 210 South Green
                               Longview, TX 75601
                                  800-522-7841
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                              133 East Tyler Street
                               Longview, TX 75601
             -------------------------------------------------------
                    (Former address of registrant's principal
               executive offices and principal place of business)


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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


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

                    SUMMIT ENVIRONMENTAL CORPORATION, INC.
                           CONDENSED BALANCE SHEETS

                                                                       June 30, 2005         December 31, 2004
                                                                        (Unaudited)              (Audited)
                                                                   --------------------     --------------------
                                    Assets
Current Assets
  Cash and Cash Equivalents                                        $            405,588     $            460,257
  Accounts Receivable, less allowance for doubtful
    accounts of $172,678                                                         88,846                   63,479
  Inventory                                                                     568,428                  352,108
  Prepaid Expenses                                                              154,082                  157,409
                                                                   --------------------     --------------------
          Total Current Assets                                                1,216,944                1,033,253
                                                                   --------------------     --------------------

Property and Equipment at Cost
  Property and Equipment                                                         81,863                   80,636
  Leasehold Improvements                                                         13,877                   13,877
  Accumulated Depreciation and Amortization                                     (60,150)                 (54,406)
                                                                   --------------------     --------------------
          Net Property and Equipment                                             35,590                   40,107
                                                                   --------------------     --------------------

Other Assets
  Prepaid Royalties                                                             476,413                  490,095
  Deposits                                                                        2,180                    2,180
  Patents - net of accumulated amortization
    of $1,047,126 and $969,800                                                1,327,874                1,405,200
  Licenses - net of accumulated amortization
    of $47,201 and $41,440                                                      128,519                  134,280
                                                                   --------------------     --------------------
          Total Other Assets                                                  1,934,986                2,031,755
                                                                   --------------------     --------------------

Total Assets                                                       $          3,187,520     $          3,105,115
                                                                   ====================     ====================

                     Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                                 $            226,793     $            141,130
  Notes Payable                                                                 150,000
  Accrued Liabilities                                                            42,936                   38,045
                                                                   --------------------     --------------------
          Total Current Liabilities                                             419,729                  179,175
                                                                   --------------------     --------------------

Stockholders' Equity
  Preferred stock, par value $.001; 10,000,000
    shares authorized, no shares issued
  Common stock, par value $.001; 40,000,000
    shares authorized, 23,458,636 and 23,219,344 shares issued                   23,459                   23,220
  Additional Paid in Capital                                                 10,465,219               10,144,383
  Accumulated Deficit                                                        (7,695,887)              (7,216,663)
  Treasury Stock - 10,000 shares                                                (25,000)                 (25,000)
                                                                   --------------------     --------------------
          Total Stockholders' Equity                                          2,767,791                2,925,940
                                                                   --------------------     --------------------

Total Liabilities and Stockholders' Equity                         $          3,187,520     $          3,105,115
                                                                   ====================     ====================

The accompanying notes are an integral part of this financial statement

                      SUMMIT ENVIRONMENTAL CORPORATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                         -------------------------------------
                                                               2005                 2004
                                                         ----------------     ----------------
Sales                                                    $        145,171     $         97,459
Returns and Allowances                                                                      --
                                                         ----------------     ----------------
Net Sales                                                         145,171               97,459

Cost of Sales
  Cost of sales                                                    65,255               48,675
                                                         ----------------     ----------------

Gross Profit                                                       79,916               48,784
                                                         ----------------     ----------------

Operating Expenses
    Selling, general, and administrative expenses                 329,646              270,350
    Amortization                                                   42,503               40,584
    Depreciation                                                    2,939                2,889
                                                         ----------------     ----------------
          Total operating expense                                 375,088              313,823
                                                         ----------------     ----------------

Net Earnings (Loss) from Operations                              (295,172)            (265,039)
                                                         ----------------     ----------------

Other Income (Expense)
  Interest income                                                   1,015                  484
  Interest expense                                                 (2,635)                (461)
  Royalty income
  Gain/Loss on Sale of Asset                                           --                   --
  Miscellaneous                                                    (1,182)                (164)
                                                         ----------------     ----------------
          Total other income (expense)                             (2,803)                (141)
                                                         ----------------     ----------------

Net Loss                                                 $       (297,975)    $       (265,180)
                                                         ================     ================

Net Earnings (Loss) per Share                            $          (0.01)    $          (0.01)
                                                         ================     ================

Weighted Average Shares                                        23,365,572           19,283,608
                                                         ================     ================

The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                        June 30,
                                                         -------------------------------------
                                                               2005                 2004
                                                         ----------------     ----------------
Sales                                                    $        355,356     $        139,487
Returns and Allowances                                               (306)                  --
                                                         ----------------     ----------------
Net Sales                                                         355,050              139,487

Cost of Sales
  Cost of sales                                                   196,745               66,368
                                                         ----------------     ----------------

Gross Profit                                                      158,305               73,119
                                                         ----------------     ----------------

Operating Expenses
    Selling, general, and administrative expenses                 543,850              432,704
    Amortization                                                   83,087               81,168
    Depreciation                                                    5,744                5,694
                                                         ----------------     ----------------
          Total operating expense                                 632,681              519,566
                                                         ----------------     ----------------

Net Earnings (Loss) from Operations                              (474,376)            (446,447)
                                                         ----------------     ----------------

Other Income (Expense)
  Interest income                                                   2,120                  557
  Interest expense                                                 (3,442)              (1,152)
  Royalty income
  Gain/Loss on Sale of Asset                                           --                   --
  Miscellaneous                                                    (3,526)              (2,253)
                                                         ----------------     ----------------
          Total other income (expense)                             (4,848)              (2,848)
                                                         ----------------     ----------------

Net Loss                                                 $       (479,224)    $       (449,295)
                                                         ================     ================

Net Earnings (Loss) per Share                            $          (0.02)    $          (0.02)
                                                         ================     ================

Weighted Average Shares                                        23,170,870           18,730,383
                                                         ================     ================

The accompanying notes are an integral part of these financial statements.

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                             June 30,
                                                               -----------------------------------
                                                                     2005                2004
                                                               ---------------     ---------------
Cash Flows from Operating Activities
  Net loss                                                     $      (479,224)    $      (449,295)
  Adjustments to reconcile net earnings (loss) to cash
  used in operating activities
    Amortization                                                        83,087              81,168
    Bad debt expense
    Provision for inventory losses
    Cumulative effect of change in accounting principle                     --                  --
    Depreciation                                                         5,744               5,694
    Gain (loss) on sale of assets                                           --                  --
    Recission of Lady Burd asset purchase agreement                         --                  --
    Common stock and options issued for services                        33,075              58,130
    Change in assets and liabilities
      Accounts receivable                                              (25,367)            (15,970)
      Inventory                                                       (216,320)            (14,382)
      Prepaid expenses and deposits                                     17,009             (46,865)
      Accounts payable                                                  85,663             (54,945)
      Accrued liabilities                                                4,891                (236)
                                                               ---------------     ---------------
          Net cash used in operating activities                       (491,442)           (436,701)
                                                               ---------------     ---------------

Cash Flows from Investing Activities
  Acquisition of property and equipment                                 (1,227)             (3,479)
  Organization costs                                                        --                  --
  Acquisition of licenses/patents                                                               --
  Proceeds from sale of equipment                                           --                  --
                                                               ---------------     ---------------
          Net cash used in investing activities                         (1,227)             (3,479)
                                                               ---------------     ---------------

Cash Flows from Financing Activities
  Loan proceeds                                                        150,000
  Loan principal repayments                                                                     --
  Loan principal repayments - related party                                 --                  --
  Proceeds from sale of stock                                          288,000           1,332,750
                                                               ---------------     ---------------
          Net cash provided by financing activities                    438,000           1,332,750
                                                               ---------------     ---------------

Net Increase (Decrease) in Cash                                        (54,669)            892,570

Cash - Beginning of Period                                             460,257             114,054
                                                               ---------------     ---------------

Cash - End of Period                                           $       405,588     $     1,006,624
                                                               ===============     ===============

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

      Accounts Receivable


      The Company records accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on historical write-offs, level of past due accounts and relationships with and economic status of the customers. There were no uncollectible receivable balances written off during the periods ended June 30, 2005 and 2004, and there were no bad debt provisions recognized for the periods ended June 30, 2005 and 2004.


      Inventory


      Inventories, which consists of raw materials and products held for resale, are recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At June 30, 2005, fire suppression inventory was $502,688. Pannache inventory was $23,627, and consigned inventory was $42,133.


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

                     SUMMIT ENVIRONMENTAL CORPORATION, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


      Intangible Assets


      Patents and licenses costs are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patents and licenses. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. Even though no event or change in circumstances has occurred as of June 30, 2005, the Company has tested its intangible assets, including prepaid royalties, for impairment, basing its assessment on its knowledge of the development history of the products and their current sales trends, and does not believe these amounts to be impaired.


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


4A.   COMMITMENTS AND CONTINGENCIES

      Litigation

      The Company is involved in various claims and legal actions arising in the ordinary course of business. These lawsuits are in various stages and a determination as to the outcome of these lawsuits and their effect on the financial statements is not determinable. The Company intends to vigorously defend its positions in regards to these lawsuits. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations and cash flows.


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


      Sales totaling $0 and $0 were made to related parties in Q2 2005 and 2004, respectively.

      At June 30, 2005, accounts receivables from related parties totaled $154,037 all of which was reserved for at December 31, 2004. The related parties, the amounts owed by each to the Company, and the nature of the transactions giving rise to the accounts receivable are as follows:

      Ex-employee - $54,568 -                charged by the Company with embezzlement. Judgment
                                             obtained and judgment settled for $52,000 paid in April
                                             2005.

      Summit Environmental Europe - $7,383 - the Company's former marketing representative in Europe received fire suppressant product but never paid for
                                             it.

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

      Notes receivable from a related party totaled $20,496, all of which was reserved for at June 30, 2005.

      The Company has a royalty payable to a related party with a balance of $20,839 as of June 30, 2005. This balance is included in accounts payable on the balance sheet.

      The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2), pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $476,413 as of June 30, 2005. Included in accounts payable is $9,468 due to BioGenesis at June 30, 2005, for goods received and royalties due. We credited against the advance royalties $13,682 in 2005. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004. In 2005 QVC started regular monthly programming, and the Company has since received indications of intended purchase orders from retailers for 3rd and 4th quarter shipments in excess of $1,000,000.

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