Form 10KSB
period 2005-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2006-04-17
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐ TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Summit Environmental Corporation, Inc.
(Exact name of registrant as specified in its charter)

Texas	333-48659	73-1537206
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

210 South Green Longview, TX 75601 800-522-7841
(Address and telephone number of registrant’s principal executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuer’s revenues for its most recent fiscal year: $1,793,502

State the aggregate market value of the 19,222,316 voting and non-voting common equity held by non-affiliates computed by reference to the $0.83 average bid and asked price of such common equity, as of March 28, 2006: $15,954,522.

As of March 21, 2006, there were 26,195,853 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

Item 8A	Controls and Procedures	36

Item 8B	Other Information	37

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	37
	Audit Committee and Audit Committee Financial Expert	40
	Code of Ethics	41
	Compliance with Section 16(a) of the Exchange Act	41

Item 10	Executive Compensation	41
	Employment Contracts	41
	Stock Options	41
	Compensation of Directors	42

Item 11	Security Ownership of Certain Beneficial Owners
	and Management	43

Item 12	Certain Relationships and Related Transactions	44

Item 13	Exhibits	45

Item 14	Principal Accountant Fees and Services	47

Signatures		49

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

We are incorporated in Texas and are affiliated with Moonlighting Distribution Corporation, a closely held Texas corporation (“Moonlighting”). Moonlighting is under the 52.5 percent ownership and control of B. Keith Parker and his spouse, Paula Parker, who are directors of both companies and, respectively, the chief executive officer and vice president for shareholder relations of the company. The Parkers also own 9.9 percent of the outstanding stock of our company.

Before our company was organized, the Parkers and Moonlighting became aware of several products developed by Biogenesis Enterprises of Springfield, Virginia (“Biogenesis”) that are environmentally safe - generally, products that are biodegradable and nontoxic. In 1997, the Parkers and Moonlighting obtained a license from BioGenesis to market a fire suppressant that BioGenesis had developed. Moonlighting soon determined that the activities that should be undertaken for the fire suppressant product exceeded the capital of Moonlighting and that a separate company should be formed to raise such capital with Moonlighting having no obligations to raise capital but retaining a royalty on products it would license to such separate company. A company named Summit Technologies, Inc. was incorporated in August 1997 by the Parkers and Moonlighting to organize, finance, and direct the marketing of BioGenesis’ fire suppressant product and other environmentally safe products for which exclusive marketing licenses could be obtained and for which marketing expenses could be raised.

Moonlighting licensed to Summit Technologies the non-exclusive right to market BioGenesis’ fire suppressant products, FirePower 911™ and FlameOut®, and the exclusive right to market certain other products newly developed by Moonlighting and tested for marketing, Stressex™ and a cosmetic line, Pannache™.

The Parkers and Moonlighting then concluded that it would be easier to raise the necessary capital if it were done through a public company. They learned of a spinoff-merger process that an Oklahoma company named SuperCorp conducted that would effect an SEC-registered merger with a newly-formed company that, in connection with a spinoff transaction by SuperCorp to its 600 shareholders, would produce a fully-registered public company. An agreement was made with SuperCorp to effect such a registered spinoff-merger. SuperCorp incorporated our company to be the surviving company in a registered merger with Summit Technologies.

On December 2, 1998, Summit Technologies was merged into our company, Summit Environmental Corporation, Inc., and shares of our company held by SuperCorp were distributed to 600 SuperCorp shareholders in a registered spinoff.

Later, in December 1999 our company purchased from Biogenesis its patent and other intellectual property rights associated with the fire suppressant for $150,000 in cash and 1,625,000 shares of Common Stock of Summit Technologies. In addition, we paid $500,000 in prepaid royalty.

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

The EPA has now approved at least ten other certified replacements for Halon 1211. Three of these are water, foam and carbon dioxide. In addition to these three, BioGenesis’ Surfactant Blend A is approved for all wetting agent uses for both residential and commercial use. Some of the replacements were approved only for a limited time and then were phased out. Surfactant Blend A – which is Flameout® – was listed in May 1997 by Underwriter Laboratories (listing number 7P21). Underwriter Laboratories is one of four major Nationally Recognized Testing Laboratories (NRTL) licensed to test products according to NFPA (National Fire Protection Association) standards.

In December 2001, FlameOut® was approved by the United States Department of Transportation and Federal Aviation Administration as an acceptable replacement for Halon 1211 in commercial aircraft.

FlameOut® is marketed at one to three percent strength for use in extinguishing Class A fires (wood, cloth, paper, rubber and plastics) and is marketed at three to six percent strength for suppression of Class B fires (combustible liquids, gases and greases). Surfactant Blend A – FlameOut® – is also effective at ten percent strength in suppressing Class D fires (metals) but has not yet been submitted to Underwriters Laboratory for certification for Class D fire suppression.

FlameOut®–

•	reduces toxic smoke by encapsulating poisonous hydrocarbons,

•	reduces heat approximately 70 percent faster than water,

•	prevents reflash,

•	is safe to store and handle,

•	leaves virtually no residue,

•	is biodegradable,

•	is environmentally safe,

•	is nontoxic, but may irritate the eyes, and

•	stores at between 25 degrees and 120 degrees Fahrenheit for prolonged periods.

In May 2003 the United States Forestry Service approved Flameout for listing on its Quality Products Listing 5100-307. Commercial companies under contract with the U. S. Forest Service to fight forest fires can now purchase Flameout® as their fire extinguishing agent. In 2005 FlameOut was approved for United States Government Purchasing through Government Services Administration (GSA) and we received our Federal Solicitation number (FSN).

FlameOut® is one of three products under evaluation by the U. S. Air Force for certification as an alternative replacement product for AFFF. AFFF is a fire fighting foam that is classified as a biohazard. It is suspected of being a possible cause of cancer, and fire fighters using AFFF wear biohazard suits when using AFFF.

Our FirePower™ and in 2005 FlameOut Aerosol can fire extinguisher products also contain Surfactant Blend A - the FlameOut® formula. FirePower™ and FlameOut® both suppress and extinguish fires quickly. State fire codes prohibit products from being marketed as fire extinguishers without proper testing, listing, and rating. We believe it is the only aerosol fire suppressant in the worldwide marketplace that has obtained a fire extinguisher listing and rating. Having the only such product is believed by us to be significant for our long-term marketing prospects. Its non-Halon certification, with regard to residential fire extinguisher sales, places FirePower™ into a class of its own.

Industrial Chemicals and Cleaners

We distribute industrial chemicals and cleaners under the private label Ultimate Clean™. The products were developed by Dr. Amiran and BioGenesis. BioGenesis concentrates its activities on developing, and then manufacturing for marketing by other companies, industrial-use products that are environmentally safe. In January 2006 we executed a worldwide exclusive licensing agreement with BioGenesis for five of the Ultimate Clean Chemicals with rights to name others at a later date of our choosing.

Due to perceived market demands, through Dr. Amiran we have developed a turbine cleaner for jet engines. The original formula, Ultimate Clean 668™, was developed for Solar Turbines, a company owned by Caterpillar. We are introducing 668™ to the aviation industry and the United States Military through our association with American Business Associates (AmBiz). American Business Associates is an organization of successful businessmen offering marketing and advisory services introductions. Two of the well-recognized members of AmBiz are General Mike Ryan, past Chief of Staff of the United States Air Force, and Alan McArtor, CEO of AirBus, North America. The entire AmBiz biographicals are available at www.ambizassociates.com.

We have submitted Ultimate Clean 668™ to an officially licensed testing agency, SMI Laboratories in Miami, Florida, in order to obtain a Quality Products Listing under military specification number MIL-PRF-85704C. This initiative, when completed, will meet Federal Aviation Administration guidelines for usage on commercial aircraft, United States Naval Warfare Center Aircraft Division and United States Department of Defense criteria for usage on U. S. military aircraft with a Quality Products Listing for both Type II and Type III (water-based) cleaners. We are working toward a final formulation that will meet elemental salt testing.

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

We have developed a color line of products complementing the rest of the Pannache line. Our initial product is a cosmetic lipsticks; long-lasting, no smear, semi-permanent lip color. We introduced this product – Sugar Kiss Lip  – in August 2001. Our website, www.pannache.com, displays the entire Pannache Cosmetics Product Line.

Distribution Methods

We market products primarily through the development of several strategic alliances. We are affiliated with AmBiz for the aviation industry and the U.S. Military. Our contacts with AmBiz, which can be reviewed at www.americanbusinessassociates.com, provide essential contacts for our initiatives. We have made other alliances for specific industries such as television shopping and catalogue sales on QVC through our marketing partners Live Link TV. FirePower® has been sold through periodic presentations on QVC since April 2004 and most recently in February 2006. In 2005 we began manufacturing a twin sister product to FirePower called FlameOut Shake and Spray. We began selling to some well established national retailers in July 2005. Notable of these retailers is Target Stores, Brooks/Eckerd Pharmacy, Bed Bath and Beyond, Kitchen Collection, Big 5 Sporting Goods, Basha’s and Sports Chalet.

In the logging industry we market through insurance company agents and logging supply stores in Virginia, South Carolina, Georgia, Alabama, Florida, Mississippi, Louisiana and Arkansas. Bituminous, Santee and Lloyds of London Insurance Companies require FlameOut or a product like FlameOut to be on insured equipment before fire insurance coverage can be written. Internationally, we market FlameOut and Firepower through exclusive distribution agreements based upon volume pricing. We have entered into distribution agreements as follows: Futuristic, New Delhi, India; Fire Dam, Gandsk, Poland; VASA Limited for Taiwan; and Global Trade Marketing for Chile, Argentina and Brazil; Just In Case Fire, Canada, Australia and New Zealand, and Asah Terra in Nigeria.

International sales are in various stages of development. In South America, through Global Trade Marketing (GTM), we are private labeling FirePower Liquido 911. We have received three government approvals. They are from the Carbineros (Federal Police), the Junta de Nacional and IDEIM (Chilean equivalent to the EPA/UL). GTM is conducting official testing with Shell Oil in Argentina. Futuristic sells our chemical FlameOut for fire suppression in the oil production fields and refineries. Our product is beginning to gain recognition because of our UL 162 listing for encapsulation and emulsification of hydrocarbons. In 2002, 3M discontinued the manufacturing of AFFF, which was the product of choice for fuel fires. Because our product prevents re-ignition, once it reaches the surface of a fuel or other flammable liquid (UL 162), and the stockpiles of AFFF have been for the most part used up in Iraq, our product is gaining recognition. FlameOut was recently purchased through one of our distributors, Inteligard, by the U.S. Army by name for use in Iraq after being tested there in 2005. In Poland, our distributor has submitted our product in a bid process for use on maritime shipping vessels. We obtained a certification called Type Classification from the American Bureau of Shipping (ABS) in 2005. FlameOut is the first product to gain such recognition by ABS. Uses in Poland are for fires in the petroleum ports. In 2003 we were instrumental in extinguishing an 11,000-gallon ethyl gasoline storage tank that had been burning for approximately 12 hours when our product arrived on the scene. The fire was extinguished approximately 45 minutes later after earlier having been combated unsuccessfully by numerous other products during the period before FlameOut was used.

Competition

We own the patent and intellectual property rights to Surfactant Blend A - FlameOut® and trade names Firepower™ and FlameOut Shake and Spray. Surfactant Blend A was the first formula approved under USEPA-SNAP guidelines after the global banning of Halon 1211. Its approval is for both commercial and residential use. FlameOut® competes with established products owned by DuPont, 3M and Monsanto. However, FlameOut® is the only non-toxic fire suppression agent listed by the U.S. Forest Service. FirePower™ and FlameOut Shake and Spray are the only validated and listed portable fire extinguisher available in an aerosol can (like air freshener or hair spray). In March 2006, we began recertifying our FirePower™ and FlameOut® Aerosol Fire Extinguishers. We have new parties interested in selling these products in automotive and marine venues. We decided to change our warranty for the products from three years to five years due to similar steps taken by our competition.

We have compared our cosmetic product, Sugar Kiss Lip, to similar products manufactured by Revlon, Max Factor, Cover Girl, Avon and BeautiControl touting no smear and extended wear. These other products, in our opinion and according to the results of our own tests, simply do not stay on the lips the length of time advertised.

Raw Materials and Suppliers

The raw materials for our products are in abundant supply. Summit Environmental, by virtue of our purchase of the patent and intellectual property rights to Surfactant Blend A, has retained Dr. Amiran and his company, BioGenesis, to formulate and package our products on a cost-plus-10 percent basis. We have had difficulties getting prompt delivery of the one-litre aluminum cans we use in our aerosol FirePower® and FlameOut Shake and Spray fire extinguishers. One of the three facilities in the world that made these cans to the required National Fire Protection Association and U.S. Department of Transportation requirements, went out of business recently. The other two companies are Excel Container of Madrid, Spain and CCL Container of Monterey, Mexico. Another company, DSC Container of Chicago, makes our smaller cans, the 14-ounce and the 20-ounce cans. Our current inventory of approximately 600,000 cans for FirePower® and FlameOut Shake and Spray are manufactured for us by CCL Container Corp. from whom we have experienced delays of six weeks or longer in getting shipments of the cans. Because of this in January 2006 we ordered our first supply of 20 ounce cans for our new environmental products being introduced in 2006. These cans can be delivered to us within two weeks after being ordered and will cost us approximately 60 percent of the cost of the cans made in Mexico. There are no standing, written agreements regarding our purchase of aerosol cans from any supplier. The cans are ordered with a purchase order, and we get 30-day net terms.

Retail customers (Target, Brooks/Eckerd, etc.) order from our company using an electronic, third-party company named SPS Commerce. SPS sends us the purchase orders electronically. We confirm that we will be able to ship by the requested date. No later than two days before the scheduled shipment, we have specified labels delivered to Interstate Warehouse in Piqua, Ohio. Interstate Warehouse takes in our orders of empty shells. It maintains a standing inventory of filled cans. It delivers empty shells to Custom Aerosol to be filled and transports them back to its warehouse. The labels (UCC 14) that have been delivered correspond with the number of cases for each purchase order and a master label (UCC 128) corresponds to the make-up of the pallet. In the case of Target, with 23 distribution centers, there would be 23 UCC 128 labels. On the day before the shipment, our office transmits an advanced shipping notice (ASN) back to SPS Commerce. SPS notifies Target, for example, that the shipment is ready for pickup the next day. The next day SPS invoices Target on our behalf and sends us a copy of what we need in order to finance our purchase orders at Wells Fargo Bank Division, Pacific Business Capital (“PBC”). We are advanced 80% of the value of each purchase order. When our assigned invoice is paid (example Target) to PBC, the 80% advance is deducted plus the finance (discount) charges with the balance being sent to us by PBC.

Dependence on Major Customers

Approximately 70 percent and 68 percent of sales were made to three customers in 2005 and to two customers of in 2004. Approximately 22 percent of our sales were in the first and second quarters of 2005 were made to two customers and 50 percent of sales in the first and second quarters of 2004 were made to two customers. This concentration of sales was reduced in 2005 by our success in selling our FirePower® and FlameOut shake and spray aerosol fire extinguishers on QVC and retailers Target, CVS, Brooks/Eckerd, Kitchen Collection, Basha’s and Sports Chalet. For 2006 we have partially completed vendor agreements with Costco, Wal-Mart, Inc. for Sam’s Clubs, and HEB Food Stores out of San Antonio, Texas.

Our television activities on QVC accounted for approximately 40% of aerosol sales and 30% of total sales of approximately $1,790,000.

Patents, Trademarks and Licenses

We own all patents and intellectual property rights associated with the fire suppressant products. However, we are obligated to pay royalties to Moonlighting Distribution Corporation as follows: $0.50 for each 16 ounce can of FirePower™, $0.50 for each gallon of FlameOut®, and $0.25 for each one-liter can of FirePowerTM. The obligation to pay the above mentioned royalties to Moonlighting, however, did not so merge and will continue in effect during the term of the exclusive license obtained from Moonlighting. Moonlighting views this license to be perpetual; therefore, the royalties are perpetual.

We have a perpetual license from our affiliated company, Moonlighting, for its Pannache™ products. The license has no sales quota. We pay Moonlighting a 9 percent royalty on the lowest wholesale price for which we sell the product.

We executed a worldwide marketing rights agreement for 5 ultimate clean products in January 2006. We acquired the right to add additional BioGenesis products at a time of choosing. We obtain these products from BioGenesis at cost of goods plus 15% and a 3% royalty on our wholesale sales price.

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

We are developing with Dr. Amiran a polymer technology which when added to the goods for manufacturing can produce finished goods that are fire proof. This polymer technology can be added to the textiles, glue, rubber, paint, plastics, and other material when in liquid state. We and Dr. Amiran have been jointly working on an advanced formula for FlameOut® to be approved as a replacement for AFFF. Military specification tests with the United States Air Force for FlameOut® Foam began in April 2002 but were suspended pending ph and alkaline changes that we must make to the formula after we have performed additional research and development work.

Our non-toxic, biodegradable turbine cleaner, Ultimate Clean 668™, was developed by us for the scheduled periodic cleanings required of jet engines. We are involved in a U. S. Department of Defense and U. S. Navy EPA-directed test on it for non-corrosion and non-toxicity to military specification number MIL-PRF-85704C. This is a water-based, non-toxic product being tested to a petrochemical protocol. We have been very close to completion. Unfortunately, when we made adjustments to the formula to correct being out of the allowable parameters for sodium, the potassium went out of balance, and vice versa. We plan to revisit this protocol later this year.

We spent approximately $12,191 in 2004 and $10,265 in 2005 on research and development.

Environmental Controls

We are subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

Number of Employees

On March 30, 2006, we employed thirteen persons full time and no persons part time.

ITEM 2. DESCRIPTION OF PROPERTY.

FACILITIES

In October 2005 we purchased for $250,000 a 1.76-acre tract in Longview, Texas upon which there are an office and warehouse building of 12,800 square feet, which includes 2,500 square feet of warehousing, and two out-buildings of approximately 500 square feet each. We closed the acquisition with a bridge loan from Wells Fargo Bank with payment terms of $8,500 per month, including interest.

ITEM 3. LEGAL PROCEEDINGS.

On December 28, 2001, we filed a $46,000 collection lawsuit, Summit Environmental Corporation, Inc. v. Harry Bachelder III, dba Performance Marketing , Inc., Cause Number 2001-2667-B, 124th District Court, Gregg County, Texas for non-performance on a guaranteed note payable and delinquent accounts. We later amended the petition to include a cause for an alleged unlawful removal of 21 pallets of FirePower 911™ from a bonded warehouse. We took a default judgment for approximately $186,000, which default judgment was awarded on November 8, 2002. We have not collected on this judgment but have hired counsel to file a collection lawsuit in New Jersey.

In April 2002 we filed a $53,000 lawsuit, Cause Number 2002-93-B in the 124th District Court, Gregg County, Texas, against a former staff employee and her spouse for credit card fraud and misappropriation of funds in the 124th District Court in Longview, Gregg County, Texas. We were awarded $233,800 in damages and attorney’s fees. A settlement agreement was entered into whereby the former employee and her spouse paid to Summit $52,000 as settlement of all outstanding issues. The money was paid to Summit in April 2005.

In March 2003 we were sued by Lady Burd Exclusive Cosmetics, Inc. for $43,000 in a collection lawsuit, Lady Burd Exclusive Cosmetics, Inc. v. Summit Environmental Corporation, Case No. 104268/03, Supreme Court of the State of New York, County of New York. We filed a cross-petition against Lady Burd for breach of contract and unpaid commissions, in the amount of $45,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during 2005 through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Summit’s Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2004 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low

2004:
	1st Qtr.	0.25	0.145
	2nd Qtr.	0.72	0.25
	3rd Qtr.	0.59	0.37
	4th Qtr.	0.41	0.24

2005:
	1st Qtr.	0.32	0.18
	2nd Qtr.	0.46	0.17
	3rd Qtr.	1.09	0.31
	4th Qtr.	0.94	0.84

Holders. Based on information provided by our transfer agent, we had 647 shareholders of record of our common stock on March 21, 2006.

Dividends. We have declared no dividends on our Common Stock. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its Common Stock, but we have no plans to pay dividends in the foreseeable future and intend to use earnings for the expansion of its business.

Securities Authorized for Issuance Under Equity Compensation Plans.

Keith Parker, CEO, Paula Parker, a vice president and the spouse of Keith Parker, and Chris Dellinges, our chief financial officer received the following shares of common stock during 2005 and 2004 as part of their compensation:

Keith Parker	7,500 shares a month,
Paula Parker	5,000 shares a month,
Chris Dellinges	15,000 shares a quarter (30,000 a quarter in 2006).

This arrangement continues today and is expected to continue until sufficient income is generated by the company to pay these officers an appropriate cash salary. In addition to the above common stock compensation, in 2005 Mr. Parker received a cash salary of $90,000 a year, and Mrs. Parker received a cash salary of $60,000 a year. For 2006, Mr. Parker’s cash salary was increased to $120,000 a year.

Recent Sales of Unregistered Securities.

Information regarding all securities we sold in the last three fiscal years without registering the securities under the Securities Act of 1933 is disclosed in Part II, Item 26 of our Amendment No. 2 to Form SB-2, Commission File No. 333-122402, and is incorporated herein by reference thereto.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Financial Statements.”

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2004 and 2005:

Year ended December 31	2004	2005
Sales	100.0%	100.0%
Cost of Sales	91.0	59.0
Gross Margin	9.0	41.0
Operating Expenses	(641)	99.0
Other Income and Expenses, Net	2.4	2.0

Net income (loss)	(596)%	(61.0)%

SALES

Our sales increased from $190,702 in 2004 to $1,793,502 in 2005 - an increase of 840 percent.

The amount of sales, by product segment, for 2004 and 2005, were as follows:

Product	2004	2005

Fire Suppressants	$177,642	$1,331,314
Ultimate Clean® Chemicals	4,823	2,661
Cosmetics	6,755	10,787
Energy Drinks(1)	1,482	422
Remediation Chemicals	0	448,318

(1)
In late 2003 we began test marketing an energy drink, similar to the Gatorade-like drinks, that was developed by Dr. Amiran, a director of our company and the inventor of all our products. No plans have been made to devote significant efforts to the promotion of this product.

The almost six-fold increase in sales of our fire suppressant products is attributed to the introduction of FlameOut Aerosol Fire Extinguisher, the twin sister to Firepower.  FlameOut was introduced into Big 5 Sporting Goods in July of 2005 and then into Target Stores, Brooks Pharmacies, Eckerd Pharmacies, Kitchen Collection, Bed Bath and Beyond, Basha’s, and Sports Chalet.  Firepower on QVC began regular monthly programming, which produced 11 shows for the year.

We opened a venue for environmental cleanup utilizing some of our Ultimate Clean Chemicals when we were given a contract to clean the New Orleans Arena in the aftermath of Hurricane Katrina, for $448,000.

GROSS MARGIN

Our gross margin increase from 9.0 percent in 2004 to 41.0 percent in 2005 is attributable to increased prices and lowering our costs per unit.

OPERATING EXPENSES

Our operating expenses increased from $1,158,555 in 2004 to $1,782,565 in 2005 - an increase of $624,010 or 54 percent. At 2005’s level of sales, the revenue and operating expenses are almost equal. The increase in operating expenses is primarily due to greater marketing and promotional expenses and public relations consulting fees for the introduction of FlameOut.

NET LOSS

Our net loss decreased by $47,840 from $1,136,783 in 2004 to $1,088,943 in 2005 - despite an 840 percent increase in sales. While our gross margin increased from 9 percent to 41 percent, our selling, general and administrative expenses increased by $612,094, or by 63 percent. The major components of this $612,093 increase were the addition of Paul Kowalenko as Director of International Marketing and Certifications, Gordon Lewis as Director of Engineering and Remediation and Rob Heggie as Director of Retails Sales Development.  Additionally, our office staff increased from 4 to 13 persons.  This caused increases in payroll, payroll taxes, benefits, computers and the need for office space.  We had additional expenses in the areas of travel, promotion and consulting fees.  Our audit fees increased and legal fees were increased due to SEC filings. Our interest expense increased by $39,018.

Accounting Policies Requiring Significant Estimates and Judgments.

Our typical credit terms for domestic sales are net 30 days. These terms are identical for sales to related parties and external customers. There is no disparity between these credit terms and the amounts due us. We have a strict credit policy for retailers utilizing Dun and Bradstreet reports and credit references. For international shipments, 50% of the sale price must be received before we manufacture the order, and the remaining 50% must be received before we release product for shipping. Inventory levels consists largely of finished goods - $918,392 at year-end 2005. Components are purchased and warehoused and held in waiting. The product is filled and shipped to the customer upon receipt of purchase orders.

LIQUIDITY AND CAPITAL RESOURCES

We were able to cover our $1,053,740 loss from operations in 2005 from $380,047 in net loan proceeds and $839,117 in proceeds from the sale of capital stock.

The following table sets forth for 2006 our expected sources and uses of cash, significant capital expenditures, marketing expenses and product development expenses:

					Expected Product-Related Uses of Cash
Product	Expected Source of Cash		Expected Amount of Cash		Significant Capital Expenditures	Marketing Expenses	Product Development Expenses

Environmental Aerosol Products	New product sales		$800,000		$25,000	$100,000	$10,000

Fire Suppressants	Sales		$3,500,000		$1,500,000	$275,000	$150,000

	Warrants, line of credit	$ $	500,000 1,500,000	to

Industrial Cleaning Products	Sale of products		$250,000		$20,000	$100,000	$150,000

Cosmetics	Sale of products		$100,000		$25,000	$10,000	$5,000

Environmental Cleanup Services	Product sales contracting		$3,000,000		$500,000	$275,000	$140,000

Notes Payable

We are obligated on three notes payable totaling $630,047, as follows:

•
$247,970 to Pacific Business Capital Corporation, secured by the land and building described in Item 2. Terms of the note require monthly payments of $8,500 including interest at 36%. The note had a maturity date of January 2006 that has been extended to June 7, 2006.

•
$200,900 to Austin Bank, secured by a $50,000 certificate of deposit at Austin Bank and the personal guaranty of one of our shareholders. Interest at 8.5% is payable monthly, with a balloon payment due in June 2006.

•
$181,177 to Pacific Business Capital Corporation, secured by our accounts receivable, inventory, property and equipment and the guaranty of one of our officers. This note is due on demand, and interest is computed based on the accounts receivable purchase discount rate of 1.5% plus an additional .1% per day for past-due accounts.

OUTLOOK

The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

Events and Trends.

The following events and trends are expected to have a material impact on our business:

We expect to soon undertake the cleanup on a contaminated pond in Nigeria where we understand Shell Oil has committed $10,000,000,000 for environmental cleanup over the next 10 years.  We anticipate additional work in Nigeria of this type. During March of 2006 we began analyzing soil and sludge samples from Nigeria for the first cleanup project.  Gordon Lewis, PE will be heading the project for Summit, which is named as General Contractor in the agreements related to this cleanup.

We will be introducing through some of our retail marketing partners five new environmental household solutions products in mid-year 2006.  These products include the products we used in New Orleans for the Arena cleanup.  The products will be named: OdorOut, CleanOut, MoldOut, StainOut and OilOut.

SafeTree Christmas Tree protector will be introduced in October through some of our retail partners.

Recently we have completed vendors applications for Costco, HEB Food Stores and Kroger Company.  We are anticipating initial orders from Costco and HEB in the second quarter of 2006 and Kroger in September 2006.

We received our first order from the Yellowstone Club Private Ski Resort in Big Sky, Montana in March 2006.  Fire Chief Steve Hauck at the Yellowstone Club makes television appearances with Summit CEO Keith Parker for media promotions for the aerosol fire extinguishers, Firepower and FlameOut.

Material Commitments for Capital Expenditures.

We have the following material commitments for capital expenditures during 2006:

Media relations of $80,000, research and development for aerosol fire extinguishers of $65,000, legal and audit fees of $150,000, product development and packaging design of $50,000, research and development of the new environmental aerosol products of $75,000, television commercial development for FlameOut and Firepower aerosols of $80,000, initial media placement for television of $500,000 and international travel for environmental cleanup project (initial trips) of $100,000.

To obtain the funds for such expenditures, we recently completed a $700,000 private placement of shares of common stock to existing and new shareholders of the company.  In addition, we plan to upgrade the financing of our new office facility to permanent financing from our current $245,000 bridge loan. The estimated appraisal of our property for the loan will be $1,200,000.  A 70% to 80% loan will provide the company $700,000 to $800,000 of additional capital. Also, we have approximately 3,600,000 warrants that can be exercised at an exercise price of 50 cents per share through 12-31-2006.

Important Factors.

We work closely with American Business Associates (AmBiz). AmBiz assists with introductions into military, homeland security and emergency management venues. . More about AmBiz can be found at www.americanbusinessassociates.com. Through AmBiz’s efforts, we submitted FlameOut® and FlameOut® Foam to the U. S. Air Force chemical testing center at Tyndal Air Force Base in Florida. The series of testing involves the protocol to find a new agent to suppress ground-based fuel fires. Our FlameOut® Foam (AFFF Replacement) and FlameOut® will undergo continued toxicity testing and efficacy tests during 2006. We also are attempting to introduce FlameOut® to the US Air Force testing center at Little Rock, Arkansas for use in the Air Force fleet of C-130 tankers in 2006 for inland, wildfire applications.

FlameOut® is not just a fire suppressant. It is non-toxic, biodegradable and has significant encapsulation features that surround and smother particles it contacts. We demonstrated its fire-fighting and fire-retardant qualities before FEMA, Homeland Security, Arizona State Emergency Management, the Office of Emergency Management and the Bureau of Land Management in July 2004. The demonstration consisted of using Evergreen Aviation’s 747 Supertanker to disperse FlameOut® as a compressed-air foam over a path 100 to 125 feet wide for 20,000 feet. The success of the demonstration has led us to consider FlameOut® as the carrying agent for additional products that address environmental issues. Dr. Amiran, one of our directors and the inventor of FlameOut®, is addressing this expanded use of FlameOut® – uses such as treating toxic spills or chemical exposure, cleaning the air of free radicals in the event of terrorist attacks, and a fire retardant sealant to be sprayed on a structure prior to evacuating an area threatened by a wildfire. We have no revenues yet from such an expanded use of FlameOut®. Our relationship with Evergreen Aviation is not yet the subject of an executed contract.

Ultimate CleanTM Products.

We have developed new “environmental remediation and decontamination” products for retail sales from our successful experience in New Orleans. In this regard, we move from marketing our “aerosol fire fighting technology” to “environmental aerosol technology”. New aerosol products will feature FlameOut® as the carrying agent named Odor Out ™, StainOut ™, SpotOut ™, MoldOut™, and CleanOut™. We plan on the initial retail introduction in mid 2006 through one of our established customers currently selling FlameOut aerosol fire extinguishers.

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

Mr. Lewis has been working directly with the Asah Terra Nigeria Limited principals since December 2005. We executed an exclusive Licensing and Marketing agreement with Asah Terra Nigeria limited on March 3, 2006 (filed as Exhibit 10.17).

Asah Terra is working with the Nigerian Government and Shell Oil of Nigeria in providing consultation and product solutions using our Ultimate Clean chemicals with specific applications for what is estimated at up to ten years of existing clean-up of contamination. One of the first sites that we will be cleaning is a stagnate lake that allows bacteria to grow. When it rains, the overflow provides such a large amount of toxic residue that this site has been linked to being a leading cause of the deaths of infants and young children in Nigeria. We executed an exclusive licensing agreement with BioGenesis on February 1, 2006 (filed as Exhibit 10.12), giving Summit exclusive marketing rights by license for Ultimate Clean chemicals and BioGenesis Soil and Water Remediation. We are working in conjunction with BioGenesis and Dr. Amiran to begin this work for Asah Terra on the first two contracts. There are reported by Asah Terra to be thousands of these sites in Nigeria. They have been mandated by the Nigerian Government for environmental cleanup.

Summit also acquired the rights to specific companies, areas, and projects via the licensing agreement. Shell Oil of Nigeria contaminated sites resulting from years of petroleum production in Nigeria, and Nigeria is one of the areas of exclusivity for Summit utilizing BioGenesis Remediation technology.

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

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations	$630,047	$630,047
Capital Lease Obligations	$0
Operating Lease Obligations	$0
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	$0

Total	$630,047	$630,047

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
Longview, Texas

We have audited the accompanying balance sheet of Summitt Environmental Corporation, Inc. as of December 31, 2005, and the related statements of operations, of changes in stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summitt Environmental Corporation, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PHILIP VOGEL & CO. PC

/s/ Philip Vogel & Co. PC

Certified Public Accountants

Dallas, Texas

April 12, 2006

SUMMIT ENVIRONMENTAL CORPORATION, INC.
BALANCE SHEET
DECEMBER 31, 2005

2005
Assets
Current Assets
Cash and Cash Equivalents	$316,798
Accounts Receivable, less allowance for doubtful accounts of $169,317	356,429
Inventory	1,056,890
Restricted cash	50,000
Prepaid Expenses	117,932
Total Current Assets	1,898,049

Property and Equipment at Cost
Property and Equipment	359,962
Leasehold Improvements	—
Accumulated Depreciation and Amortization	(59,150)
Net Property and Equipment	300,812

Other Assets
Prepaid Royalties	460,354
Deposits	2,180
Patents – net of accumulated amortization of $1,128,133	1,246,867
Licenses – net of accumulated amortization of $63,120	262,600
Total Other Assets	1,972,001

Total Assets	$4,170,862

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$270,478
Notes Payable	630,047
Accrued Liabilities	85,046
Total Current Liabilities	985,571

Commitments and contingencies (Notes 6, 10 and 11)

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000 shares authorized, no shares issued
Common stock, par value $.001; 40,000,000 shares authorized, 25,695,853 shares issued	25,697
Additional Paid in Capital	11,490,200
Accumulated Deficit	(8,305,606)
Treasury Stock – 10,000 shares	(25,000)
Total Stockholders' Equity	3,185,291

Total Liabilities and Stockholders' Equity	$4,170,862

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Sales	$1,793,502	$237,952

Returns and Allowances	—	(47,250)

Net Sales	1,793,502	190,702

Cost of Sales
Cost of sales	1,064,677	173,522

Gross Profit	728,825	17,180

Operating Expenses
Selling, general, and administrative expenses	1,588,098	976,004
Amortization	180,013	170,013
Depreciation	14,454	12,538
Total operating expense	1,782,565	1,158,555

Net Earnings (Loss) from Operations	(1,053,740)	(1,141,375)

Other Income (Expense)
Interest income	5,587	4,176
Interest expense	(40,654)	(1,636)
Royalty income	1,599	2,052
Gain/Loss on Sale of Asset	(4,168)	—
Miscellaneous	2,433	—
Total other income (expense)	(35,203)	4,592

Net Loss	$(1,088,943)	$(1,136,783)

Net Earnings (Loss) per Share	$(0.05)	$(0.05)

Weighted Average Shares	23,945,019	20,772,163

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription to Capital	Accumulated Deficit	Treasury Stock	Total
Balances December 31, 2003	16,899,194	$16,900	$8,329,609	$300,800	$(6,079,880)	$(25,000)	$2,542,429

Sale of stock	3,346,250	3,346	965,904	(207,000)	—	—	762,250
Stock issued for services	271,900	272	109,108	—	—	—	109,380
Stock issued for warrants exercised	2,602,000	2,602	645,698	(93,800)	—	—	554,500
Stock issued for options exercised	100,000	100	38,125	—	—	—	38,225
Exercise of options for 94,292 shares of stock ($.20 per share) – shares not issued as of December 31, 2004	—	—	55,939	—	—	—	55,939

Net loss	—	—	—	—	(1,136,783)	—	(1,136,783)

Balances December 31, 2004	23,219,344	$23,220	$10,144,383	$—	$(7,216,663)	$(25,000)	$2,925,940

Sale of stock	964,000	964	384,636	—	—	—	385,600
Stock issued for services	360,686	361	296,261	—	—	—	296,622
Stock issued for license	240,000	240	149,760	—	—	—	150,000
Stock issued for warrants exercised	556,435	556	175,444	—	—	—	176,000
Stock issued for options exercised	12,500	13	1,988	—	—	—	2,001
Exercise of options issued for services	342,888	343	147,078	—	—	—	147,421

Sale of stock – shares not issued as of December 31, 2005	—	—	14,400	—	—	—	14,400
Exercise of warrants for 352,500 shares of stock ($.50 per share) – shares not issued as of December 31, 2005	—	—	176,250	—	—	—	176,250
	270,478
Net Loss	—	—	—	—	(1,088,943)	—	(1,088,943)

Balance, December 31, 2005	25,966,331	$25,697	$11,490,200	$—	$(8,305,606)	$(25,000)	$3,185,291

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash Flows from Operating Activities
Net loss	$(1,088,943)	$(1,136,783)
Adjustments to reconcile net earnings (loss) to cash used in operating activities
Amortization	180,013	170,013
Bad debt expense	(3,361)	6,357
Provision for inventory losses	—	8,026
Depreciation	14,454	12,538
Gain (loss) on sale of assets	4,168	—
Common stock and options issued for services	359,177	168,686
Change in assets and liabilities
Accounts receivable	(289,589)	(40,392)
Inventory	(704,782)	(150,440)
Prepaid expenses and deposits	69,218	(55,729)
Accounts payable	129,348	69,400
Accrued liabilities	47,001	5,457
Net cash used in operating activities	(1,283,296)	(942,867)

Cash Flows from Investing Activities
Acquisition of property and equipment	$(29,327)	$(22,518)
Acquisition of licenses/patents	—	(520)
Net cash used in investing activities	(29,327)	(23,038)

Cash Flows from Financing Activities
Loan proceeds	$762,950	$—
Loan principal repayments	(382,903)	(39,500)
Restricted cash	(50,000)	—
Proceeds from sale of stock	839,117	1,351,608
Net cash provided by financing activities	1,169,164	1,312,108

Net Increase (Decrease) in Cash	(143,459)	346,203

Cash – Beginning of Period	460,257	114,054

Cash – End of Period	$316,798	$460,257

Supplemental cash flow information
Issuance of common stock for licenses	$150,000	$—
Cash paid for interest	$40,654	$1,636
Purchase of property and equipment with note payable	$250,000	$—

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

During fiscal year 2004, management determined that the Company was no longer in the development stage as its planned principal operations had commenced and significant revenues were being derived there from. Until December 31, 2003, the Company reported the results of its operations and its cash flows as a development stage company.

Certain reclassifications of amounts originally reported for 2004 have been made in order to improve the presentation and comparability of the financial statements. Shipping, handling and royalty costs amounting to $63,306 have been reclassified from selling, general and administrative expenses to cost of sales. This change has no effect on previously reported earnings.

Revenue Recognition

The Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” which was issued in December 2003, and recognizes revenues when its products are shipped to customers (terms are FOB shipping point), at which time evidence of a completed transaction and customer acceptance exists and when title passes. Appropriate provisions for estimated returns of product and other allowances have been made in the accompanying financial statements. SAB No. 104 codified, revised and rescinded certain sections of Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations.

Revenues earned under royalty agreements are recognized when the respective products are sold and the royalty amounts attributable to the Company have been determined.

The Company provides a reserve for sales returns and allowances in the same period as the related revenues are recognized, based on individual circumstances and historical experience. At December 31, 2005, no reserve was considered necessary.

The amount of sales by product segment, for the years ended December 31, 2005 and 2004, were as follows:

Product	2005	2004

Fire Suppressants	$1,331,314	$177,642
Ultimate Clean® Chemicals	2,661	4,823
Cosmetics	10,787	6,755
Remediation Chemicals	448,318	0
Energy Drinks(1)	422	1,482
Total revenue	$1,793,502	$190,702

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

Cash and cash equivalents

The Company maintains cash balances at a financial institution located in Longview, Texas, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash restricted as collateral or for other purposes is reported separately from cash and cash equivalents.

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

Inventories

Inventories, which consists of raw materials and products held for resale, are recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2005, fire suppression inventory was $1,037,855, and Pannache inventory was $19,035.

The Company periodically reviews inventory to determine which products, if any, are no longer marketable. The Company establishes a reserve for obsolete inventory to reduce its cost to management’s estimate of its net realizable value based on forecasts of sales for ensuing years and other factors. At December 31, 2005, no reserve was considered necessary.

Intangible Assets

Patents and licenses are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patent and licenses. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of December 31, 2004, because of its emergence from classification as a company in the development stage and its history of extensive losses and minimal revenues. It was determined at that time that no impairment existed based primarily on projected sales and the resulting discounted projected cash flow analyses. The Company has not tested its intangible assets for impairment subsequent to 2004 as there have been no events or changes in circumstances that would indicate that the intangible assets have been impaired, and sales of the related products have increased substantially.

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

Summit Environmental Corporation, Inc.

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

The estimated service lives used in determining depreciation and amortization are:

Description	Estimated Service Life

Office furniture and equipment	5 - 7 years
Building and improvements	39 years
Leasehold improvements	4 years

Advertising and Marketing

Advertising and marketing costs are expensed as incurred, which totaled $217,281 and $141,701 for 2005 and 2004, respectively.

Shipping and handling costs

The Company has changed its policies and now includes shipping and handling costs in “Cost of Sales” rather than “Selling, general and administrative expenses” for purposes of income statement presentation. Shipping and handling costs were approximately $55,000 and $42,000, for the years ended December 31, 2005 and 2004, respectively.

Research and development costs

The costs associated with research and development activities are expensed as incurred. Total research and development costs were approximately $10,000 and $12,000, for the years ended December 31, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include accruals for services, establishing an allowance for doubtful accounts receivable and the valuation allowance for deferred income taxes, determining the depreciable lives and usage of property and equipment and intangible assets, and assessing the potential impairment of intangible and other assets. Actual results could differ from those estimates and the impact of those differences on gross profit and results of operations could be material.

Per Share Information

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” SFAS No. 128 requires the presentation of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS is calculated by dividing net income or loss (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, warrants, convertible preferred stock and convertible debentures, were exercised or converted into common stock. Potential dilutive securities (stock warrants, stock options) have not been considered since the Company reported a net loss and, accordingly, their effects would be antidilutive.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions were effective for years ending after December 15, 2002. The interim disclosure provisions were effective financial reports containing financial statements for interim periods beginning after December 15, 2002. The transition rules of this standard are not applicable since the Company continues to account for stock-based compensation under the guidance of APB Opinion 25. The other requirements of this standard have been adopted by the Company for periods beginning January 1, 2003. Full disclosures required by this statement are in Note 9.

The Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

	2005		2004
	As Reported	Pro forma	As Reported	Pro forma
Stock-based employee compensation cost	$296,622	$455,365	$81,525	$158,496
Net loss	$(1,088,943)	$(1,247,686)	$(1,136,783)	$(1,213,754)
Loss per share	$(.05)	$(.05)	$(.05)	$(.06)

The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively: risk free interest rate of 4.02% and 4.22% for 2005 and 2004, expected life of 1 - 10 years; expected volatility of 156% and 208% for 2005 and 2004; dividend yield of 0%; and an exercise price of $0.42 and $0.16 for 2005 and 2004. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” This Statement will require the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will be effective for awards that are granted, modified or settled in cash in interim and annual financial periods beginning after December 15, 2005. Management has not yet determined what impact this statement will have on the Company’s future financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29.” This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to clarify the accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception from fair value accounting for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. This Statement will be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, including voluntary changes. Rather than reporting voluntary changes in accounting principles in net income of the current period, this Statement requires retrospective application to prior periods unless it is impracticable to do so. This Statement also requires that a change in depreciation and amortization be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement will be effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. Management does not believe adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

1.    ACCOUNTS RECEIVABLE

As of December 31, 2005, the Company has financed, with recourse, certain accounts receivable. The related credit facilities are subject to recourse in that the Company is obligated to pay amounts due to the participating financial institution in the event the customer fails to pay. The outstanding balance on such receivables at December 31, 2005, was $181,177. Fees associated with these transactions are recorded as interest expense in the statement of operations. The agreement allows the Company to finance an aggregate amount of $1,000,000.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

2.     INVENTORY

Inventory is made up of the following as of December 31, 2005:

Finished goods	$918,392
Raw materials	138,498
$1,056,890

3.    PATENT

On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $150,000 and 1,625,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc. On January 14, 1999, 750,000 shares were issued as a down payment for the patent rights. On February, 2, 1999, $150,000 in cash was paid, and in December, 1999, we issued 875,000 shares in full satisfaction of any further amounts due. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $158,333 for the years ended December 31, 2005 and 2004.

4.	LICENSES

Prior to 2005, licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,200 from related parties. The prices paid were demanded by the seller. The Company is the manufacturer/supplier of the products.

During 2005, the Company purchased a license for exclusive marketing and development rights to certain proprietary trade secret chemical formulations. The license was acquired for 240,000 shares of common stock and was valued at $150,000 based on the stock price at that time.

The licenses owned by the Company do not have finite lives and will expire only upon the event the related products are no longer sold by the Company. Management has estimated useful lives for each of the licenses based upon its expectations of the viability of the specific products and is recording amortization of those licenses over those periods. The estimated aggregate amortization expense of licenses for each of the five succeeding years is expected to be $21,680 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $21,680 and $11,680 for the years ended December 31, 2005 and 2004, respectively.

5.	ACCRUED EXPENSES

Accrued expenses are made up of the following as of December 31, 2005:

Commissions	$14,664
Salaries	4,642
Taxes	25,662
Royalties	34,208
Interest	5,870
$85,046

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

6.	NOTES PAYABLE

As of December 31, 2005, notes payable consisted of the following:

Note payable, Pacific Business Capital Corporation, due in monthly installments of $8,500, including interest at 36%, maturing January 2006. Secured by building. The maturity of this note was extended to June 7, 2006, on March 28, 2006. All other terms and conditions remain the same.	$247,970

Note payable, Austin Bank, interest is payable monthly at 8.5%, with a balloon payment due June 2006. Secured by a $50,000 certificate of deposit at Austin Bank and the personal guaranty of a stockholder.	200,900

Note payable, Pacific Business Capital Corporation, due on demand. Interest is computed based on the accounts receivable purchase discount rate of 1.5% plus an additional .1% per day for past-due accounts. Secured by the Company’s accounts receivable, inventory, property and equipment and the guaranty of one of its officers.	181,177

630,047
Less current maturities	630,047

Non-current maturities	$0

7.	INCOME TAXES

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

The deferred tax assets include the following components:

Deferred tax assets:
Current	$57,600
Noncurrent	2,789,300
Valuation allowance	(2,846,900)
Deferred tax assets, net	—

Deferred tax liabilities:
Current	—
Noncurrent	—
—
$—

The valuation allowance was established to reduce the deferred tax asset for the amounts that more likely than not will not be realized. This reduction is primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards. The valuation allowance increased $385,860 and $397,665 in 2005 and 2004, respectively. The Company has a net operating loss carryforward of approximately $8,194,000 of which $605,000 expires in 2018, $882,000 expires in 2019, $1,200,000 expires in 2020, $819,000 expires in 2021, $1,240,000 expires in 2022, $1,190,000 expires in 2023, $1,174,000 expires in 2024, and $1,084,000 expires in 2025.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

8.    COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various operating leases for equipment, and office and warehouse space. Rent expense for all operating leases was approximately $65,404 and $47,432 for 2005 and 2004, respectively, which includes related party rent expense of $-0- and $2,452, respectively.

Gain Contingency

In November, 2002, the Company won a default judgment against Proformance Marketing, LLC (Proformance), a related party, for $204,189. This settlement was a result of the loss of the Company’s inventory that was in the possession of Proformance as well as for the collection of two delinquent receivables from Proformance. This inventory was expensed by the Company in 2002 and the corresponding receivables due from Proformance have been allowed for as of December 31, 2005. This default judgment balance due of $204,189 is not reflected in the Company’s balance sheet as there is doubt as to the collectibility of this balance. As a result, any funds received from Proformance will be recorded as income, net of collection costs, as received.

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

9.    COMMON STOCK

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

Lady Burd commenced litigation against the Company in New York, and the Company commenced litigation against Lady Burd in Longview, Texas. The two suits are being settled with the Company obtaining ownership of the formula (not patented) for a purchase price of 500,000 shares of stock and $62,000 instead of 500,000 shares of stock and $350,000. Of the $62,000, $50,000 has been paid.

Private placement

During the third quarter of 2005, 772,500 shares of common stock were sold in a private placement at $.40 per share. During the fourth quarter of 2005, 227,500 shares of common stock were sold in a private placement at $.40 per share. As noted below, warrants to acquire additional shares were issued along with the shares under the private placements.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Warrants

During 2003 and 2004, the Company issued warrants to acquire 2,256,500 and 1,354,000 shares of common stock, respectively, for a price of $.25 per share through an extended date of October 2004, in connection with private placement offerings. During 2004, 2,097,000 of these warrants were exercised and 1,333,500 expired. During 2005 the Company reinstated the 1,333,500 expired warrants at an exercise price of $.50 per share expiring in December 2006. In addition, during 2005, the Company issued additional warrants to one of the warrant holders to acquire 5,000 shares of common stock for $.50 per share through August 2006. During 2005, 95,000 of these warrants were exercised. As of December 31, 2005, 1,423,500 of these warrants were still outstanding. The business purpose for reinstating the warrants was to encourage additional investment in the Company. There is no additional expense related to the reinstatement as the warrants were issued in connection with private placement offerings.

During 2004, the Company issued warrants to acquire 1,321,250 shares of common stock for $0.50 per share through January 30, 2005, in connection with private placement offerings. 460,000 of these warrants were exercised during 2004. During 2005, the expiration date of these warrants was extended to December 31, 2006. The business purpose for extending the expiration date of the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, the exercise price was temporarily reduced to $.35 per share, at which price 367,143 of these warrants were exercised. The exercise price was then readjusted to $.50 per share, at which price 150,000 shares were exercised. As of December 31, 2005, 344,107 of these warrants were still outstanding.

During 2004, the Company issued warrants to acquire 1,000,000 shares of common stock for $1.00 per share through May 7, 2005, in connection with private placement offerings. During 2005, the expiration date of these warrants was extended to December 31, 2006 and the exercise price was reduced to $.50 per share. The business purpose for extending the warrants and reducing the exercise price was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, none of these warrants were exercised. As of December 31, 2005, all of these warrants were still outstanding.

During 2005, the Company issued warrants to acquire 1,000,000 shares of common stock for $.50 per share through December 31, 2005, in connection with private placement offerings. During 2005, the expiration date of these warrants was extended to January 18, 2006. The business purpose for extending the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is not additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, 202,500 of these warrants were exercised. As of December 31, 2005, 797,500 of these warrants were still outstanding.

Common Stock Options

1998 Plan

During 1998 the directors and stockholders approved the 1998 Stock Option Plan (the “Plan”) of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 500,000. As of December 31, 2005, 385,000 of these options are exercisable; all with an exercise price of $.30 per share. The weighted-average remaining contractual life of the outstanding options under this Plan at December 31, 2005, was 5.5 years.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Plan for the two years ended December 31, 2005:

	Option Price
	Number of Shares	Weighted Average Per Share	Total Option Price

Outstanding at December 31, 2003	395,000	$0.30	$118,500
(395,000 exercisable)

For the year ended December 31, 2004:
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—

Outstanding at December 31, 2004	395,000	$0.30	$118,500
(395,000 exercisable)

For the year ended December 31, 2005:
Granted	—	—	—
Exercised	(10,000)	(0.30)	(3,000)
Expired	—	—	—

Outstanding at December 31, 2005	385,000	$0.30	$115,500

During 2002, the Company reduced the exercise price for all stock options from $1.00 per share to $0.30 per share.

2004 Plan

During 2004, the board of directors approved the 2004 Stock Option Plan (the “Plan”) of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 1,000,000. As of December 31, 2005, 780,000 of these options are exercisable; with exercise prices ranging from $.16 to $.42 per share. The weighted-average remaining contractual life of the outstanding options under this Plan at December 31, 2005, was 8.9 years. The weighted-average grant-date fair value of options issued under this Plan during 2005 and 2004 was $.42 and $.16, respectively.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Plan for the two years ended December 31, 2005:
	Option Price
	Number of Shares	Per Share	Total Option Price
For the year ended December 31, 2004:
Granted	482,500	$0.16	$77,200
Exercised	—	—	—
Expired	—	—	—
Outstanding at December 31, 2004 (482,500 exercisable)	482,500	$0.16	$77,200

For the year ended December 31, 2005:
Granted	380,000	0.42	159,600
Exercised	(82,500)	(0.16)	(13,200)
Expired	—	—	—

Outstanding at December 31, 2005	780,000	$0.29	$223,600

Outside of Plan

During 2001, the Company issued options outside the Plan to purchase 250,000 shares of common stock at $0.50 to a strategic alliance partner. During 2004, the Company reduced the exercise price to $0.40 and extended the expiration of these options to June 30, 2005. During January 2005, the expiration date of these options was extended to February 12, 2006. During 2005, 50,000 of these stock options were exercised. As of December 31, 2005, 200,000 of these stock options are exercisable. According to SFAS 123, Accounting for Stock-Based Compensation, additional expense is to be recognized if the modification of the terms causes the new award to be more valuable than the original award. The Company determined that no additional expense is to be recognized as the value of the new awards is less than the value of the original award.

During 2004, the Company issued options to purchase 188,584 shares of common stock at $0.20 per share to a consultant offering investment and marketing advice. During 2004, 94,292 of these options were exercised, with the remainder being exercised during 2005. During 2005, the Company issued additional options to this consultant to purchase 237,192 shares of common stock at $.28 per share. As of December 31, 2005, 59,297 of these options were exercisable. The remaining 59,297 options will be exercisable as of March 9, 2006. These stock options expire as follows: 59,298 options expire June 9, 2010; 59,298 options expire September 9, 2010; 59,298 options expire December 9, 2010; 59,298 options expire March 9, 2011. As of December 31, 2005, 118,598 of these options had been exercised. For the year ended December 31, 2005 and 2004, $62,555 and $30,901 has been recognized in expense in connection with services provided under this option contract, respectively.

Common Stock Issued for Services Rendered

During 2005, the Company issued 259,882 shares of stock ranging from $0.20 to $1.36 per share to officers and employees of the Company for services rendered. During 2004, the Company issued 210,000 shares of stock ranging from $0.16 to $0.74 per share to officers of the Company for services rendered.

During 2005, the Company issued 100,804 shares of stock ranging from $0.40 to $1.30 per share, for services rendered by outside parties. During 2004, the Company issued 61,900 shares at $0.45 per share, for services rendered by outside parties.

10.    RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and related parties:

The Company and another business with common shareholders share office space and the related expenses.

Accounts receivables from related parties totaled $99,469 all of which was reserved for at December 31, 2005. The related parties, the amounts owed by each to the Company, and the nature of the transactions giving rise to the accounts receivable are as follows:

Summit Environmental Europe – $7,383 –	the Company’s former marketing representative in Europe received fire suppressant product but never paid for it.

Proformance Marketing – $31,517 –	this former marketing representative received fire suppressant product but never paid for it.

FlameOut International – $60,569 –	this former marketing representative received fire suppressant product but never paid for it.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

Notes receivable from a related party totaled $20,496, all of which was reserved for at December 31, 2005.

The Company has a royalty payable to a related party with a balance of $19,651 as of December 31, 2005. This balance is included in accounts payable on the balance sheet.

The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2), pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. During 2004, BioGenesis reduced the periodic royalty to $.40 per 16-oz can. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $460,354 as of December 31, 2005. Included in accrued expenses is $34,208 due to BioGenesis at December 31, 2005, for royalties due. Included in accounts payable is $4,356 due to BioGenesis at December 31, 2005, for goods received. We credited against the advance royalties $29,737 in 2005 and $4,471 in 2004. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004.

During 1998, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and paid $60,000 for such license.

During 2003, the Company purchased a license for various products from an entity with common shareholders and management members of the Company, and issued 360,000 shares of common stock at $.32 per share and 180,000 warrants at $1.00 per share for such license.

During 2005, the Company purchased a license for various products from an entity with common shareholders of the Company, and issued 240,000 shares of common stock at $.625 per share for such license.

11.   CONCENTRATIONS

Approximately 70% of sales were made to three customers in 2005 and 68% of sales were made to two customers in 2004, respectively. Accounts receivable from the customers was $255,193 and $16,589 in 2005 and 2004, respectively.

12.   FINANCIAL RESULTS AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net losses of $1,088,943 and $1,136,783 for the years ended December 31, 2005 and 2004, respectively, and has incurred losses of $8,305,606 since inception. The Company also has negative cash flows from operations of $1,283,296 and $942,867 for the years ended December 31, 2005 and 2004, respectively, and has used cash in operations of $7,491,371 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. Going forward, additional cash will be needed to implement the proposed business plan and to fund losses until the Company becomes profitable. Where there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard. Management is exploring alternatives that include seeking strategic investors and implementing cost reduction programs. There can be no assurance that management’s efforts in this regard will be successful. The Company believes that the capital raised in fiscal 2005 and 2006 will be sufficient to support the Company’s liquidity requirements through December 31, 2006, depending on operating results. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development, a business plan that if successfully funded and executed as part of the financial restructuring, can significantly improve operating results.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

13.   SUBSEQUENT EVENTS

During January 2006, the board of directors approved the issuance of 500,000 shares of stock and 500,000 options in exchange for the acquisition of licenses for certain proprietary trade secret chemical formulations from a related party. The stock and option prices are to be set at market prices on the date of execution of the agreement. This license grants the Company exclusive rights to use and implement various chemicals in the consumer market and non-exclusive rights to use certain non-patented but proprietary remediation technologies. The agreement requires the Company to purchase all the respective chemicals from the licensor and to pay a royalty of 3% on sales by the Company of consumer related products.

During March, 2006, 1,201,667 shares of common stock were sold in a private placement at $.60 per share. Warrants to acquire additional shares at $2.00 per share through March, 2007, were issued along with the shares.

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

On December 28, 2004, the board of directors of Summit Environmental Corporation, Inc. (“Summit”) engaged Philip Vogel & Co. PC, of Dallas, Texas as Summit’s principal independent registered public accountants to audit its financial statements. Summit did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer’s financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2005 that was not reported.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers and Significant Employees.

The following table shows information as of March 30, 2006 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

NAME	OFFICE	OFFICE HELD SINCE	TERM OF OFFICE EXPIRES

B. Keith Parker, 55(1)	Chief Executive Officer and Director	1998	07-11-06

Chris Dellinges, 56	Chief Financial Officer Director	2002 2001	07-11-06 07-11-06

Paula Parker, 50(1)	Vice President, Secretary and Director	1998	07-11-06

Dean Haws, 34	Director	1998	07-11-06

James J. Roach, 56	Director	1998	07-11-06

Thomas J. Kenan, 74	Director	1998	07-11-06

Mohsen Amiran, 54	Director	1999	07-11-06

Wilton Dennis Stripling, 62	Director	2000	07-11-06

J. Don Jordan, 56	Director	2005	07-11-06
___________________

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

James J. Roach, Director

Mr. Roach was the President of Electrical Generation Technologies in 1997 and 1998, which specializes in the development and installation of network communications. He is a retired Connecticut State Police sergeant. He began a private detective and security company in 1990 and ran it until 2004, when he moved to Florida. His clients included many insurance companies and the State of Connecticut. He has been a director of our company since 1998.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and – should we acquire such – principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to the Form 10-KSB annual report FYE 12-31-04.

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

			Long Term Compensation
			Awards			Payouts
Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SARS(#)	LTIP Payouts	All Other Compensation

2005:
CEO	$90,000	—		60,187			$21,368

2004:
CEO	$90,000	0		32,625	/	0	$11,932

2003:
CEO	$90,000	0		13,230	/	0	$12,006

Employment Contracts.

We have no employment agreements.

Stock Options.

We have two stock option plans. The major provisions of the 1998 Plan are as follows:

Options granted under the 1998 Plan or the 2004 Plan may be “employee incentive stock options” as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The 1998 and 2004 plans enable the option committee of the board of directors to grant, respectively, up to 500,000 and 1,000,000 stock options to employees and consultants from time to time. The following tables disclose the stock options that were granted to our executive officers during the last fiscal year, the number of options that were exercised the last fiscal year and the value of unexercised options retained by such executive officers at year end 2005.

Option/SAR Grants in Last Fiscal Year
Individual Grants
Name of Executive Officer	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Keith Parker, CEO	0	0
Paula Parker, VP	0	0
Chris Dellinges, CFO	60,000	100%	$0.42	09-01-2015

Aggregate Option/SAR Exercisable in Last Fiscal Year and FY-End Option/SAR Values
Name of Executive Officer	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Keith Parker, CEO	0	$0	0/0	0
Paula Parker, VP	0	$0	0/0	0
Chris Dellinges, CFO	0	$0	180,000/0	$83,200/0

Compensation of Directors.

We have no standard arrangements pursuant to which directors are compensated for any services as directors, including compensation for committee participation or special assignments. However, during the last fiscal year the following directors were each granted stock options to purchase 60,000 shares of common stock at an exercise price of $0.42 and expiring in September 2015: Dean Haws, Jim Roach, Thomas Kenan, Mohsen Amiran, Dennis Stripling and Chris Dellinges. The options granted to Mr. Dellinges are the same options reported above under “Option/SAR Grants in Last Fiscal Year.” Director Don Jordan was granted an option to buy 20,000 shares of common stock at $0.42 a share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information as of March 21, 2006 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

SUMMIT ENVIRONMENTAL CORP.	NO. OF SHARES	% OF CLASS

B. Keith Parker 210 South Green Longview, TX 75601	2,398,157(1)	8.8

Paula Parker 210 South Green Longview, TX 75601	2,398,157(2)	8.8

Dean Haws P. O. Box 1071 Gilmer, TX 75644	480,000(3)	1.6

James J. Roach 182 Curtis Road Middlebury, CT 06762	317,050(4)	1.5

Thomas J. Kenan 212 NW 18th Street Oklahoma City, OK 73103	324,253(5)	1.1

Mohsen Amiran 7420 Alban Station, Ste. B-208 Springfield, VA 22150	685,000(6)	2.6

Wilton Dennis Stripling 8230 Walnut Hill Lane, Ste. 2212 Dallas, TX 75231	1,692,550(7)	6.5

Chris Dellinges 5949 Sherry Lane, Suite 650 Dallas, TX 75225	580,000(8)	1.8

J. Don Jordan 16610 Dallas Parkway, Suite 2100 Dallas, TX 75248	792,300(9)	2.8

Doug Cox 12264 El Camino Real #303 San Diego, CA 92130	1,705,500(10)	5.4

Officers and Directors as a group (9 persons)	6,973,537	26.7
___________________
* Less than 1 percent.

(1)
Mr. Parker directly owns 536,875 shares of common stock. He is attributed the beneficial ownership of 1,458,407 shares owned by a family limited partnership. He is also attributed the beneficial ownership of 396,875 shares owned by his spouse, Paula Parker. All these same shares are attributed to Paula Parker. See footnote (2).

(2)	Mrs. Parker, who is the spouse of B. Keith Parker, is attributed the beneficial ownership of the same shares attributed to Mr. Parker. See footnote (1).

(3)	These shares include 280,000 shares that underlie stock options that are presently exercisable.

(4)	Mr. Roach owns directly 37,050 shares of common stock, and he is attributed 280,000 shares that underlie presently exercisable stock options.

(5)
Mr. Kenan is attributed 280,000 shares that underlie presently exercisable stock options. He is also attributed the ownership of 44,253 shares owned by the Marilyn C. Kenan Trust, the trustee of which is Mr. Kenan’s spouse, Marilyn C. Kenan.

(6)	Dr. Amiran owns directly 480,000 shares and is attributed the ownership of 265,000 shares that underlie presently exercisable stock options.

(7)
Dr. Stripling owns 1,669,050 shares held in his IRA account, is attributed the ownership of 23,500 shares held in a family limited partnership of which his spouse is a general partner, and is also attributed the ownership of 240,000 shares that underlie stock options.

(8)	Mr. Dellinges owns directly 300,000 shares and is attributed the ownership of 280,000 shares that underlie presently exercisable stock options.

(9)
Mr. Jordan owns directly 412,300 shares of stock and is attributed the ownership of 80,000 shares of stock that underlie presently exercisable stock options and of 300,000 shares of stock that underlie presently exercisable stock purchase warrants.

(10)	Mr. Cox owns directly 1,005,500 shares of common stock and is attributed the ownership of an additional 700,000 shares that underlie presently exercisable stock purchase warrants.

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

Royalties that have been paid to Moonlighting are as follows:

Date	Amount	Balance Paid
03-31-99	$5,780.00	$5,780.00
05-05-99	$39,685.80	$45,465.80
08-28-01	$10,322.62	$55,788.42
11-05-03	$5,391.78	$61,180.20
06-11-04	$4,966.81	$66,147.01
07-16-04	$7,339.20	$73,486.21
09-30-05	$27,291.18	$100,777.39

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

10.6	-	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

10.7	-	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

10.8	-	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

10.9	-	Royalty Agreement between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+*

10.10		Amendment Six to Letter of Intent between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc. dated July 29, 1999.+*

10.11		Letter dated December 1, 1999 from Thomas J. Kenan to BioGenesis outlining terms of acceptance and executed by BioGenesis Enterprises, Inc.+*

10.12	-	License Agreement - Consumer Chemicals and Proprietary Remediation Technology, executed 02-01-06 by BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+++

10.13	-	Service Agreement by and between SMG and Summit Environmental Corporation dated September 25, 2005.**+

10.14	-	Marketing, Distribution, and Sales Agreement between Summit Environmental Corporation and Global Trade Marketing Inc. dated August 5, 2003.**+

10.15	-	Advisory Services Agreement between AmBiz Associates, L.L.C. and Summit Environmental Corporation, Inc. dated February 25, 2004.**+

10.16	-	Distribution, and Sales Agreement between Summit Environmental Corporation and VASA, Ltd. dated September 1, 2004.**+

10.17	-
Marketing and Technology License Agreement executed March 3, 2006 by Summit Environmental Corporation, Inc. and Asah Terra Nigeria Joint Venture #1, Inc. Summit’s agreement with A & H Enterprises, Inc. is similar in virtually all respects to the agreement with Asah Terra Nigeria Joint venture #1 Agreement.++*

14	-	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

16.1	-
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

23	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein. (Superseded by Exhibit 23.2.)

23.1	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement. (Superseded by Exhibit 23.3.)

23.2	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein.

23.3	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement.

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

+	Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.

+++	Being filed with Form SB-2 Am 1, Commission File No. 333-122402 incorporated herein.

+*	Previously filed with Amendment No. 2 to Form 10-KSB 12-31-04, Commission File No. 333-48675 incorporated herein.

*+	Previously filed with Form 10-KSB Annual Report FYE 12-31-04, Commission File No. 333-48675 incorporated herein.

**+	Being filed with Form SB-2 Am 2, Commission File No. 333-122402 incorporated herein.

++*	Filed with Form 8-K March 3, 2006, Commission file No. 333-48659 incorporated herein.

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

Fiscal Year ended December 31, 2005	$49,000.00
Fiscal Year ended December 31, 2004	$39,005.50

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2005	$0
Fiscal Year ended December 31, 2004	$0

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2005	$0
Fiscal Year ended December 31, 2004	$0

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2005	$0
Fiscal Year ended December 31, 2004	$0

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2006	SUMMIT ENVIRONMENTAL CORPORATION, INC.

	By:	/s/ B. Keith Parker
B. Keith Parker, Chief Executive Officer,
and individually as a Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

/s/ Chris Dellinges
Date: April 14, 2006	Chris Dellinges, Chief Financial Officer
and Principal Accounting Officer

/s/ Paula Parker
Date: April 15, 2006	Paula Parker, Vice President, Secretary, and Director

/s/ Dean Haws
Date: April __, 2006	Dean Haws, Director

/s/ James J. Roach
Date: April 14, 2006	James J. Roach, Director

/s/ Mohsen Amiran
Date: April __, 2006	Mohsen Amiran, Director

/s/ Thomas J. Kenan
Date: April 17, 2006	Thomas J. Kenan, Director

/s/ Wilton Dennis Stripling
Date: April 14, 2006	Wilton Dennis Stripling, Director

/s/ J. Don Jordan
Date: April 15, 2006	J. Don Jordan, Director

Summit Environmental Corporation, Inc.
Commission File No. 333-48659

EXHIBIT INDEX

FORM 10-KSB
For the year ended December 31, 2005

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

10.6	-	Exclusive Marketing Bilateral Agreement between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Trim-Away)**

1

10.7	-	November 2, 1998 Amendment to April 27, 1998 Letter of Intent between BioGenesis Enterprises, Inc. and Summit Technologies, Inc., and April 27, 1998 Letter of Intent.***

10.8	-	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

10.9	-	Royalty Agreement between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+*

10.10		Amendment Six to Letter of Intent between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc. dated July 29, 1999.+*

10.11		Letter dated December 1, 1999 from Thomas J. Kenan to BioGenesis outlining terms of acceptance and executed by BioGenesis Enterprises, Inc.+*

10.12	-	License Agreement - Consumer Chemicals and Proprietary Remediation Technology, executed 02-01-06 by BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+++

10.13	-	Service Agreement by and between SMG and Summit Environmental Corporation dated September 25, 2005.**+

10.14	-	Marketing, Distribution, and Sales Agreement between Summit Environmental Corporation and Global Trade Marketing Inc. dated August 5, 2003.**+

10.15	-	Advisory Services Agreement between AmBiz Associates, L.L.C. and Summit Environmental Corporation, Inc. dated February 25, 2004.**+

10.16	-	Distribution, and Sales Agreement between Summit Environmental Corporation and VASA, Ltd. dated September 1, 2004.**+

2

10.17	-
Marketing and Technology License Agreement executed March 3, 2006 by Summit Environmental Corporation, Inc. and Asah Terra Nigeria Joint Venture #1, Inc. Summit’s agreement with A & H Enterprises, Inc. is similar in virtually all respects to the agreement with Asah Terra Nigeria Joint venture #1 Agreement.++*

14	-	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

16.1	-
Letter of November 24, 2004 of Lane Gorman Trubitt, L.L.P. agreeing with the statements made in Form 8-K by Summit Environmental Corporation, Inc., concerning Summit’s change of principal independent accountants.++

23	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein. (Superseded by Exhibit 23.2.)

23.1	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement. (Superseded by Exhibit 23.3.)

23.2	-	Consent of Lane Gorman Trubitt, L.L.P. to be named as an expert in the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, which is incorporated herein.

23.3	-	Consent of Thomas J. Kenan, Esquire, to the reference to him as an attorney who has passed upon certain information contained in the Registration Statement.

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

	**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

	***	Previously filed with Amendment No. 5 to Form SB-2; Commission File No. 333-48675 incorporated herein.

	+	Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

3

++	Previously filed with Form 8-K November 22, 2004; Commission File No. 333-48659 incorporated herein.

+++	Being filed with Form SB-2 Am 1, Commission File No. 333-122402 incorporated herein.

+*	Previously filed with Amendment No. 2 to Form 10-KSB 12-31-04, Commission File No. 333-48675 incorporated herein.

*+	Previously filed with Form 10-KSB Annual Report FYE 12-31-04, Commission File No. 333-48675 incorporated herein.

**+	Being filed with Form SB-2 Am 2, Commission File No. 333-122402 incorporated herein.

++*	Filed with Form 8-K March 3, 2006, Commission file No. 333-48659 incorporated herein.

4