Form 10QSB
period 2006-03-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2006-05-22
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of May 8, 2006, there were 26,305,893 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets March 31, 2006 (Unaudited) and December 31, 2005 (Audited)	4
Statements of Operations (Unaudited) Three Months Ended March 31, 2006 and 2005	5
Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2006 and 2005	6
Notes to Financial Statements (Unaudited)	7

SUMMIT ENVIRONMENTAL CORPORATION, INC.
CONDENSED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$511,824	$316,798
Accounts Receivable, less allowance for doubtful
accounts of $169,317	198,208	356,429
Inventory	1,004,414	1,056,890
Restricted Cash	50,000	50,000
Prepaid Expenses	141,791	117,932
Total Current Assets	1,906,237	1,898,049

Property and Equipment at Cost
Property and Equipment	366,292	359,962
Accumulated Depreciation and Amortization	(62,764)	(59,150)
Net Property and Equipment	303,528	300,812

Other Assets
Prepaid Royalties	453,998	460,354
Deposits	2,118	2,180
Patents -net of accumulated amortization
of $1,167,716 and $1,128,133	1,207,284	1,246,867
Licenses-net of accumulated amortization
of $68,549 and $63,120	257,171	262,600
Total Other Assets	1,920,571	1,972,001

Total Assets	$4,130,336	$4,170,862

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$197,714	$270,478
Notes Payable	487,927	630,047
Accrued Liabilities	73,676	85,046
Total Current Liabilities	759,317	985,571

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000
shares authorized, no shares issued
Common stock, par value $.001; 40,000,000
shares authorized, 25,695,853 shares issued	25,697	25,697
Additional Paid in Capital	12,455,204	11,490,200
Accumulated Deficit	(9,084,882)	(8,305,606)
Treasury Stock - 10,000 shares	(25,000)	(25,000)
Total Stockholders' Equity	3,371,019	3,185,291

Total Liabilities and Stockholders' Equity	$4,130,336	$4,170,862

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Sales	$200,302	$209,878
Returns and Allowances		-
Net Sales	200,302	209,878

Cost of Sales
Cost of sales	117,305	131,491

Gross Profit	82,997	78,387

Operating Expenses
Selling, general, and administrative expenses	766,959	214,205
Amortization	45,012	40,584
Depreciation	3,614	2,805
Total operating expense	815,585	257,594

Net Earnings (Loss) from Operations	(732,588)	(179,207)

Other Income (Expense)
Interest income	1,581	1,105
Interest expense	(27,224)	(807)
Royalty income	968
Gain/Loss on Sale of Asset	-	-
Miscellaneous	(22,013)	(2,340)
Total other income (expense)	(46,688)	(2,042)

Net Loss	$(779,276)	$(181,249)

Net Earnings (Loss) per Share	$(0.03)	$(0.01)

Weighted Average Shares	25,685,853	23,233,177

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005

Cash Flows from Operating Activities
Net loss	$(779,276)	$(181,249)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
Amortization	45,012	40,584
Bad debt expense
Provision for inventory losses
Cumulative effect of change in accounting principle	-	-
Depreciation	3,614	2,805
Gain (loss) on sale of assets	-	-
Recission of Lady Burd asset purchase agreement	-	-
Common stock and options issued for services	255,063	9,950
Change in assets and liabilities
Accounts receivable	158,221	19,773
Inventory	52,476	(136,077)
Prepaid expenses and deposits	(17,441)	10,512
Accounts payable	(72,764)	102,312
Accrued liabilities	(11,370)	4,897
Net cash used in operating activities	(366,465)	(126,493)

Cash Flows from Investing Activities
Acquisition of property and equipment	(6,330)
Organization costs	-	-
Acquisition of licenses/patents		-
Proceeds from sale of equipment	-	-
Net cash used in investing activities	(6,330)	-

Cash Flows from Financing Activities
Loan proceeds		50,000
Loan principal repayments	(142,120)	-
Loan principal repayments - related party	-	-
Proceeds from sale of stock	709,941
Net cash provided by financing activities	567,821	50,000

Net Increase (Decrease) in Cash	195,026	(76,493)

Cash - Beginning of Period	316,798	460,257

Cash - End of Period	$511,824	$383,764

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the “company”, at December 31, 2005 has been taken from the company’s audited financial statements at that date. The balance sheet at March 31, 2006, the statement of operations for the three months ended March 31, 2006, and the statement of cash flows for the three months ended March 31, 2006 have been prepared by the company without audit. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results, which may be expected for the fiscal year ended December 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements of the company for the year ended December 31, 2005.

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
March 31, 2006
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

As of December 31, 2005, the Company has financed, with recourse, certain accounts receivable. The related credit facilities are subject to recourse in that the Company is obligated to pay amounts due to the participating financial institution in the event the customer fails to pay. The outstanding balance on such receivables at March 31, 2006, was $60,836. Fees associated with these transactions are recorded as interest expense in the statement of operations. The agreement allows the Company to finance an aggregate amount of $1,000,000.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2006
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

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

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

The estimated service lives used in determining depreciation and amortization are:

Description	Estimated Service Life

Office furniture and equipment	5-7 years
Building and improvements	39 years

Advertising and Marketing

Advertising and marketing costs are expensed as incurred, which totaled $93,717 and $20,046 for the first quarters of 2006 and 2005, respectively.

Shipping and handling costs

The Company includes shipping and handling costs in “Selling, general and administrative expenses” for purposes of income statement presentation. Shipping and handling costs were approximately $13,700 and $4,900, for the first quarters of 2006 and 2005, respectively.

Research and development costs

The costs associated with research and development activities are expensed as incurred. Total research and development costs were approximately $500 and $6,100, for the first quarters of 2006 and 2005, respectively.

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
March 31, 2006
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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement now requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award.

The Company has adopted the Modified Prospective Application method of accounting and disclosing transition to this new accounting policy. Under this method, this statement applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, would be recognized as the requisite service is rendered after 2005. The compensation cost for those earlier awards would be attributed to periods beginning after 2005. The Company did not have any options outstanding as of January 1, 2006, for which the requisite service had not been performed.

The amount of compensation expense related to options issued for services during the quarter ended March 31, 2006, and recognized in the financial statements, was $100,029, or $.004 per share.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

2.	PATENT

On November 2, 1998, the company purchased via issuance of common stock and a note payable, patent rights and intellectual property rights to various fire suppression products for a purchase price of $2,375,000. This purchase required initial cash payments of $150,000 and 1,625,000 shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $39,583 and $37,743, for the three month periods ended March 31, 2006 and 2005, respectively.

3.	LICENSES

Prior to 2005, licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,200 from related parties. During 2005, the Company purchased a license for exclusive marketing and development rights to certain proprietary trade secret chemical formulations. The license was acquired for 240,000 shares of common stock and was valued at $150,000 based on the stock price at that time. The prices paid were demanded by the seller. The company is the manufacturer/supplier of the products. The estimated aggregate amortization expense of licenses for each of the five succeeding years is $21,680 per year.The weighted-average amortization period for licenses is 15 years. Amortization expense was $5,429 and $2,841, for the three month periods ended March 31, 2006 and 2005, respectively.

Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and warrants for 180,000 shares of stock exercisable at $1.00 per share during the first quarter of 2003.

During the first quarter of 2006, the Company entered into an agreement with BioGenesis Enterprises, Inc. for the exclusive license to use and implement certain proprietary chemicals, and a marketing and technology license agreement with Asah Terra Nigeria Joint Venture #1, Inc. The provisions of these agreements are disclosed in previously filed Forms 8-K.

4.	NOTES PAYABLE

As of March 31, 2006, notes payable consisted of the following:

Note payable, Pacific Business Capital Corporation, due
in monthly installments of $8,500, including interest at
36%, maturing June 2006. Secured by building.	$236,191

Note payable, Austin Bank, interest is payable monthly at
8.5%, with a balloon payment due June 2006. Secured by
a $50,000 certificate of deposit at Austin Bank and the
personal guaranty of a stockholder.	190,900

Note payable, Pacific Business Capital Corporation, due
on demand. Interest is computed based on the accounts
receivable purchase discount rate of 1.5% plus an additional
.1% per day for past-due accounts. Secured by the Company’s
accounts receivable, inventory, property and equipment and the
guaranty of one of its officers.	60,836

487,927
Less current maturities	487,927
Non-current maturities	$0

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

5.	LEASES

The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $7,483 and $13,652 for the first quarters of 2005 and 2004, respectively.

6.	COMMON STOCK

Private Placement

During the first quarter of 2006, 1,006,669 subscriptions to shares of common stock were sold in a private placement.

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

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

During January 2006, the Board approved the issuance of 440,000 options to purchase shares of common stock at $.92, in exchange for services to be rendered during 2006.

At March 31, 2006, there were 385,000 options to purchase shares of common stock outstanding pursuant to the Plan and 1,220,000 options to purchase shares of common stock outstanding pursuant to the 2004 Plan.

Warrants

There were 3,565,107 warrants outstanding at March 31, 2006, exercisable at $0.50 per share through December 31, 2006.

7.	RELATED PARTY TRANSACTIONS

The following transactions occurred between the company and related parties:

The company and another business with common shareholders share office space and the related expenses.

The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2) pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.40 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $460,354 as of December 31, 2005 and $453,998 as of March 31, 2006. Included in accounts payable is $6,356 due to BioGenesis at March 31, 2006, for goods received and royalties due. We credited against the advance royalties $6,356 for the first quarter of 2006 and $6,156 for the first quarter of 2005. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004.

8.	CONCENTRATIONS

Approximately 95 percent of the sales in the first quarter of 2006 were made to eight customers and 95 percent of the sales in the first quarter of 2005 were made to three customers.

Item 2.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the nine-month period ended March 31, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - First Quarter of 2006 Compared to First Quarter of 2005

Summit Environmental’s sales for Q1 2006 were 95 percent of Q1 2005 sales - $200,302 in Q1 2006 compared to $209,878 in Q1 2005. Gross margin was 41.4 percent for Q1 2006 compared to 37.3 percent for Q1 2005.

Operating expenses increased 217 percent during Q1 2006 over Q1 2005. Operating expenses increased by $557,991 from $257,594 in Q1 2005 to $815,585 in Q1 2006. The increase was due primarily to the following: Marketing and travel expenses increased due to the efforts headed up by Paul Kowalenko (Director of International and Forest Service Sales), Robert Heggie (Director of Retail Sales Development) and Gordon Lewis (Director of Remediation and Engineering). Our new completed products liability insurance required a $41,000 deposit in January which will be expensed over the year. Consulting fees and travel reimbursement expense increased due to four persons now being involved in marketing where previously there had only been one.

Amortization and depreciation were $48,626 in Q1 2006 and $43,389 in Q1 2005.

Summit had a net loss of $779,276 for Q1 2006, up from a net loss of $181,249 for Q1 2005, a $598,027 or a 349 percent increase. The increase in the net loss was attributed primarily to our increase in marketing and associated travel expense. We added Gordon Lewis as director of Engineering and Remediation in November of 2005 and Rob Heggie as Director of Retails Sales and New Product Development. Through Gordon Lewis, we have opened up environmental work in Nigeria with Shell Oil of Nigeria. We began to prepare for our initial trip to Port Harcourt, Nigeria, to begin the cleanup of oil field production contamination. We have been working with Asah Terra Nigeria since December 2004. The April 2006 trip was prepared for in February and March with materials and equipment being purchased and shipped to Nigeria. Rob Heggie has been instrumental in working with management in developing a new line of environmental aerosol products. The company will introduce the first of five new products in May. The first quarter saw expense for the development of packaging, both the can design and box design. There have been artwork, dies and set up expenses for the new products. We have purchased an initial inventory of can shells for MoldOut, our first of the five new products. Additionally, through Mr. Heggie’s efforts we have begun to develop products for a company that makes fire resistant nylon covering for wiring harnesses in aircraft. Another product we have begun to develop is a retardant for the materials used in the mattress and bedding industry. We are developing polymers with fire retardant material that would be added to the materials in liquid state as the materials are made to produce mattresses and pillows. Chemicals that are currently being used produce toxic gasses when burning. There are environmental regulations in California currently requiring fire retardant materials to be used in the manufacturing process. These required regulations are scheduled to be required nationwide by the end of 2007 according to current industry requirements. Additionally, we are developing an aerosol product to aid in the elimination of bed bugs, lice and mites. Meetings with industry leaders in these fields required a considerable amount of travel.

Finally, during the first quarter we had an expense of over $41,000 for our new products liability insurance policy.

OVERVIEW - RECENT DEVELOPMENTS

In 2006 we began to introduce a product and service expansion developed during the 4th Quarter of 2005. The areas for new products and services were divided into three areas: International and Forest Service Sales, Retail Business Development and Environmental Hazard Remediation.

Paul Kowalenko is the company’s Director for International and Forest Service related sales. Paul is also involved with new product certifications and the introduction of FlameOut to NASCAR in 2006. In 2005, a new type of aircraft began to emerge as the next tool for wildland wildfires. These aircraft are ST-802s by name and broadly referred to as SEATS. We provided certification materials, marketing materials and video presentations to various SEAT base directors in West Texas and New Mexico in late February. Air drops were conducted from these new ST-802 planes in late April. U.S. Forest Service and Bureau of Land Management personnel were present for the demonstrations. The observation was, that with FlameOut added to water, significant amounts of water collected on the ground versus nothing more than mist from the plain water drops. Due to FlameOut’s biodegradation properties, FlameOut is being looked at additionally as a short-term retardant. We make no claims for our product being a retardant but that of a fire suppressor. However, due to the encapsulation and emulsification capabilities and biodegradation, a residual of FlameOut is a temporary retardancy.

Robert Heggie, Director of Retail Sales Development, heads our efforts in several new areas we are developing. One area is that of environmental aerosol cleaning and problem-solving products for use in and around the home. Our new category name has changed from what was previously identified as Summit’s Aerosol Fire Fighting Technology to Summit’s “FlameOut Family of Products” featuring environmental aerosol technology. The new aerosol products showcase the products we used in the cleanup project of the New Orleans Arena after Hurricane Katrina. All of these products feature FlameOut as the carrying agent for other remediation chemicals which are all non-toxic. The products in the line are named: OdorOut, MoldOut, CleanOut, SpotOut and OilOut. These products are projected to roll out in some of our existing retail marketing customers in July-August 2006. OdorOut will begin being marketed separately to veterinary hospitals as a stand alone product in May 2006.

We conducted introductory meetings in two new markets where our polymer fire retardant technology can be used to develop for specific industries products that will not burn. One use is for specialized sleeves or jackets used as wiring harness groupings of cables in the aviation industry. Our director Dr. Amiran is developing a spray material that can be used to slow down the burn-through process for a nylon thread that is used to make these harnesses. Our goal is to produce retardant base material to be added to liquids during the manufacturing process in order to make finished products such as threads and chording fire retardant.

An additional venue is the introduction of the same polymer technology to the bedding and mattress industry. Recent legislation in California requires all bedding and mattresses to be fire retardant. This requirement is projected to be a nationwide requirement in this industry by 2007. Chemicals currently used to produce this flame retardancy are producing highly toxic by-products. The current solution is under severe complaints and restructuring because of these environmental issues. Focus groups, legislators and manufacturers are seeking solutions. In addition, we would be developing an additional aerosol product that would prevent the reproduction and manifestation of bed bugs, mites and lice, which is a major issue within the bedding and mattress industry.

In both of these newly identified aviation and bedding and mattress venues, we have aligned ourselves with industry leaders to act as our strategic alliance marketing consultants for marketing.

Gordon Lewis, our Director of Engineering and Remediation, has focused on completing our previously verbal agreements (December 2004) with Asah Terra Nigeria Limited. The process gained momentum based on two key events at the end of 2005 and beginning of 2006. The first event in October 2005 was the successful introduction of our remediation technology (previously acquired from Dr. Amiran in 2003) in the New Orleans Arena in the aftermath of Hurricane Katrina. We used FlameOut as a carrying agent for the active remediation agents Ultimate Odor Control and our newly acquired (2005) Mold and Fungus Control Product. The second event was our successful negotiation and licensing agreement with BioGenesis (Exhibit 10.12 filed with Form 8-K February 1, 2006). In this agreement we acquired exclusive worldwide marketing rights to various remediation chemicals and the non-exclusive rights to use BioGenesis Soil and Water Remediation Technology. However, in the agreement, when we name a geographic area, customer or country, the venue becomes exclusive to Summit. This was the second key piece to completing the agreements with Asah Terra and its customer, Shell Oil of Nigeria.

With these two tools in place, the Joint Venture Licensing and Marketing Agreement between Summit and Asah Terra was executed in March 2006 (Exhibit 10.17 filed with Form 8-K March 3, 2006). Gordon Lewis spent the balance of the first quarter acquiring samples from Nigeria for Dr. Amiran to run analyses. We worked with BioGenesis personnel to develop the irrigation system necessary for setting up the site to remediate the contaminated material, prepare for the first order for chemicals from Asah Terra and secure additional materials needed for the site preparation. These steps were completed in April and shipped to Nigeria. During the first week of May 2006, Dr. Amiran, Mr. Lewis and Keith Parker accompanied Tom Hilton, President of Asah Terra Nigeria, to Lagos where we began this much anticipated project.

In addition, Gordon Lewis and Rob Heggie have been working in concert with the development of a direct response television marketing initiative for FlameOut Aerosol Fire Extinguishers. Our television commercial was produced during the fourth quarter of 2005. We have executed agreements for media purchasing and a fulfillment center. The target date to begin will be during the last two weeks of May, 2006. Our main goal of creating additional sales for the company will have a secondary goal of building some branding identity for our retailing partners.

We had two successful airings for Firepower on QVC during the first quarter and a third on May 5, 2006. Through our QVC agent, Live Link TV, we are proposing to QVC the introduction of our new environmental aerosol products using the branding created by two years of Firepower. The retail line of OdorOut, MoldOut, SpotOut, OilOut and CleanOut would be named OdorPower, MoldPower, SpotPower, OilPower and CleanPower.

OUTLOOK

The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

Events and Trends.

The following events and trends are expected to have a material impact on our business:

We began the cleanup of a contaminated pond (petroleum waste) in Lagos, Nigeria, during the first week of May, 2006. We executed a Joint Venture Agreement with Asah Terra Nigeria Limited in March 2006. It is estimated that Shell Oil has committed $10,000,000,000 for environmental cleanup over the next 10 years. During March of 2006 we began analyzing soil and sludge samples from Nigeria for the first cleanup project.  Gordon Lewis, PE will be heading the project for Summit, which is named as General Contractor in the agreements related to this cleanup.

We will be introducing through some of our retail marketing partners five new environmental household solutions products in mid-year 2006.  These products include the products we used in New Orleans for the Arena cleanup.  The products will be named: OdorOut, CleanOut, MoldOut, SpotOut and OilOut. The first prototype cans of OdorOut were well received immediately upon referrals in the Veterinary Hospital Market. After our initial demonstrations of this newest of our environmental aerosol products, we began receiving requests to order this product. We believe that this could be the largest revenue-generating product of our entire aerosol line of products. Initially, we will market OdorOut as a standalone product. The entire line of the FlameOut Family of Products is on schedule for introduction through one of our retail marketing partners in July/August 2006. We completed the package design for these new products in April.

SafeTree Christmas Tree protector will be introduced in October through some of our retail partners.

Recently we have completed vendors applications for Costco, HEB Food Stores. Vendor numbers have been assigned with Costco and HEB for Firepower and FlameOut respectively. We will begin the vendor application process for The Kroger Company during the second quarter. Our anticipated rollout for FlameOut is October 2006.  We are anticipating initial orders from Costco and HEB in the second quarter of 2006.

We received our first order from the Yellowstone Club Private Ski Resort in Big Sky, Montana in March 2006.  Fire Chief Steve Hauck at the Yellowstone Club makes television appearances with CEO Keith Parker for media promotions for the aerosol fire extinguishers, Firepower and FlameOut.

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

To obtain the funds for such expenditures, we recently completed a $615,000 private placement of shares of common stock to existing and new shareholders of the company.  In addition, we plan to upgrade the financing of our new office facility to permanent financing from our current $245,000 bridge loan. The estimated appraisal of our property for the loan will be $900,000.  A 70% to 80% loan will provide the company $630,000 to $720,000 less the amount of our bridge loan of $245,000 leaving us with $385,000 to $475,000 of additional capital. Also, we have approximately 3,600,000 warrants that can be exercised at an exercise price of 50 cents per share through 12-31-2006.

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

FlameOut® is not just a fire suppressant. It is non-toxic, biodegradable and has significant encapsulation features that surround and smother particles it contacts. We demonstrated its fire-fighting and fire-retardant qualities before FEMA, Homeland Security, Arizona State Emergency Management, the Office of Emergency Management and the Bureau of Land Management in July 2004. The demonstration consisted of using Evergreen Aviation’s 747 Supertanker to disperse FlameOut® as a compressed-air foam over a path 100 to 125 feet wide for 20,000 feet. The success of the demonstration has led us to consider FlameOut® as the carrying agent for additional products that address environmental issues. Dr. Amiran, one of our directors and the inventor of FlameOut®, is addressing this expanded use of FlameOut® - uses such as treating toxic spills or chemical exposure, cleaning the air of free radicals in the event of terrorist attacks, and a fire retardant sealant to be sprayed on a structure prior to evacuating an area threatened by a wildfire. The successful drop of FlameOut by Evergreen Aviation’s 747 equipped with a 10,000-gallon compressed foam air tank (CAF) demonstrated to us physical properties of FlameOut that at the time were not known. The idea of mixing other compatible products with FlameOut (odor control, mold and fungus control and a toxic remediation enhancer), using the FlameOut as a carrying agent in order to utilize these other remediation products for catastrophic exposures began to evolve during the second half of 2004. It was during the aftermath of Hurricane Katrina that Summit CEO, Keith Parker, dispatched Paul Kowalenko and later Gordon Lewis to New Orleans to attempt to apply this theoretical application of our products. We utilized back pack CAF units developed by Inteligard to dispense FlameOut and mix the previously mentioned remediation chemicals. We executed a contract to remediate solid body waste, decomposing waste and the associated odors in this environment and to eliminate black mold and mildew. We were awarded a contract by Superdome Management Group to remediate the over 1,000,000 square feet of the New Orleans Arena where the New Orleans Hornets play professional basketball. Our successful cleaning of the arena was a key factor to our completing our negotiations with Asah Terra and its customer Shell Oil of Nigeria. Our successful introduction of our environmental technology and concepts provided the impetus we needed to move forward.

Our expanded use of FlameOut as a carrying agent for these other chemicals provided us $448,000 in sales in the fourth quarter of 2005.

Ultimate CleanTM Products.

We have developed new “environmental remediation and decontamination” products for retail sales from our successful experience in New Orleans. In this regard, we move from marketing our “aerosol fire fighting technology” to “environmental aerosol technology”. New aerosol products, marketed as the FlameOut Family of Products, will feature FlameOut® as the carrying agent for products named Odor Out ™, Oil Out ™, SpotOut ™, MoldOut™, and CleanOut™. We plan on the initial retail introduction in mid 2006 through one of our established customers currently selling FlameOut aerosol fire extinguishers.

We are continuing to develop and expand on the completion of our remediation and decontamination project at the New Orleans Superdome Arena. We performed an additional mold and fungus decontamination at the Superdome and a couple of individual rooms during the second week of October. Marketing strategies are being developed on how to expand on the success we have experienced. In order to facilitate the development of our newly created Remediation Division, we have hired as Director of Engineering and Remediation, Mr. Gordon Lewis, PE in fourth quarter of 2005. Gordon graduated from Humboldt State University in California with a degree in Environmental Engineering and is formerly the Supervising Engineer for the Desert Water Agency in Palm Springs, California; Engineer for the Water Resources Board, California Water Quality Control Board; and Civil Engineer in Palm Springs with specialty in municipal water and sewer management.

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

Summit also acquired the rights to specific companies, areas, and projects via the licensing agreement. Shell Oil of Nigeria contaminated sites resulting from years of petroleum production in Nigeria, and Nigeria represents one of the areas of exclusivity for Summit utilizing BioGenesis soil and water remediation technology.

We began the initial site testing and application process during the first week of May 2006. Dr. Mohsen Amiran, Gordon Lewis and Keith Parker accompanied Tom Hilton, President of Asah Terra, to Lagos, Nigeria. The initial product application, technology, training and follow-up procedures were taught by Dr. Amiran to Asah Terra personnel in Nigeria.

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

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$630,047	$630,047
Capital Lease Obligations	$ 0
Operating Lease Obligations	$ 0
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	$ 0

Total	$630,047	$630,047

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

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2003 we were sued by Lady Burd Exclusive Cosmetics, Inc. for $43,000 in a collection lawsuit, Lady Burd Exclusive Cosmetics, Inc. v. Summit Environmental Corporation, Case No. 104268/03, Supreme Court of the State of New York, County of New York. We filed a cross-petition against Lady Burd for breach of contract and unpaid commissions, in the amount of $45,000. In April we settled the New York suit by paying Lady Burd what we had said we owed all along but significantly less than what it claimed. We paid $22,550 for invoices. All other claims of debt in this suit were dismissed.

In March, 2003, we filed an action against Lady Burd Exclusive Cosmetics, Inc., Case Number 2003-589-A in the 188th District Court, Gregg County, Texas, for fraud and misrepresentation regarding our earlier purchase of patent rights to a “permanent” lipstick we sell under the name “Sugar Kiss Lip” collection. After paying $50,000 and 500,000 shares of our common stock to Lady Burd we discovered that Lady Burd had never filed for a patent. After agreeing to a settlement through both our New York and Texas counsel, Lady Burd refused to perform as agreed. This led to our appearing in court in New York as mentioned above. We did not dismiss our Texas patent fraud suit. Roberta Burd, President and CEO of Lady Burd Exclusive Cosmetics was deposed on May 10, 2006, in Longview, Texas.

No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

Item 2.	Unregistered Sales of Equity Securities

There were no issuances of our common stock during the first quarter of 2006 in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506:

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.		Description

2.1	-	Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc. and Summit Technologies, Inc.**

3.1	-	Articles of Incorporation of Summit Environmental Corporation, Inc.*

3.1.1	-	Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

3.2	-	Bylaws of Summit Environmental Corporation, Inc.*

5	-	Opinion of Thomas J. Kenan, Esquire, on the legality of the securities being registered.+++

10.1	-	1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

10.3	-	Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or Poder 24)*

10.4	-
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

SUMMIT ENVIRONMENTAL CORPORATION, INC.

Date: May 22, 2006	By:	/s/ B. Keith Parker

Name: B. Keith Parker Title: Chief Executive Officer