Form 10QSB
period 2006-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2006-08-22
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No __

As of August 14, 2006, there were 26,418,687 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

Transitional Small Business Disclosure Format (check one): Yes __  No  X

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT ENVIRONMENTAL CORPORATION, INC.
CONDENSED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$157,232	$316,798
Accounts Receivable, less allowance for doubtful
accounts of $169,317	209,653	356,429
Inventory	989,924	1,056,890
Restricted Cash	50,000	50,000
Prepaid Expenses	130,294	117,932
Total Current Assets	1,537,103	1,898,049

Property and Equipment at Cost
Property and Equipment	369,107	359,962
Accumulated Depreciation and Amortization	(66,377)	(59,150)
Net Property and Equipment	302,730	300,812

Other Assets
Prepaid Royalties	453,103	460,354
Deposits	2,118	2,180
Patents -net of accumulated amortization
of $1,207,299 and $1,128,133	1,167,701	1,246,867
Licenses-net of accumulated amortization
of $73,978 and $63,120	251,742	262,600
Total Other Assets	1,874,664	1,972,001

Total Assets	$3,714,497	$4,170,862

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$180,773	$270,478
Notes Payable	472,993	630,047
Accrued Liabilities	75,651	85,046
Total Current Liabilities	729,417	985,571

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000
shares authorized, no shares issued	$-	$-
Common stock, par value $.001; 40,000,000
shares authorized, 25,805,893 shares issued	25,807	25,697
Additional Paid in Capital	12,711,688	11,490,200
Accumulated Deficit	(9,727,415)	(8,305,606)
Treasury Stock - 10,000 shares	(25,000)	(25,000)
Total Stockholders' Equity	2,985,080	3,185,291

Total Liabilities and Stockholders' Equity	$3,714,497	$4,170,862

The accompanying notes are an integral part of this financial statement

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005

Sales	$127,311	$145,171
Returns and Allowances	-	-
Net Sales	127,311	145,171

Cost of Sales
Cost of sales	41,879	65,255

Gross Profit	85,432	79,916

Operating Expenses
Selling, general, and administrative expenses	625,850	329,646
Amortization	45,012	42,503
Depreciation	3,614	2,939
Total operating expense	674,476	375,088

Net Earnings (Loss) from Operations	(589,044)	(295,172)

Other Income (Expense)
Interest income	2,953	1,015
Interest expense	(36,364)	(2,635)
Royalty income	507
Gain/Loss on Sale of Asset	-	-
Miscellaneous	(20,585)	(1,182)
Total other income (expense)	(53,489)	(2,802)

Net Loss	$(642,533)	$(297,974)

Net Earnings (Loss) per Share	$(0.02)	$(0.01)

Weighted Average Shares	25,799,847	23,365,572

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Sales	$327,613	$355,356
Returns and Allowances	-	(306)
Net Sales	327,613	355,050

Cost of Sales
Cost of sales	159,184	196,745

Gross Profit	168,429	158,305

Operating Expenses
Selling, general, and administrative expenses	1,386,720	543,850
Amortization	90,024	83,087
Depreciation	7,227	5,744
Total operating expense	1,483,971	632,681

Net Earnings (Loss) from Operations	(1,315,542)	(474,376)

Other Income (Expense)
Interest income	4,534	2,120
Interest expense	(63,588)	(3,442)
Royalty income	1,475
Gain/Loss on Sale of Asset	-	-
Miscellaneous	(48,690)	(3,526)
Total other income (expense)	(106,269)	(4,848)

Net Loss	$(1,421,811)	$(479,224)

Net Earnings (Loss) per Share	$(0.06)	$(0.02)

Weighted Average Shares	25,748,137	23,170,870

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash Flows from Operating Activities
Net loss	$(1,421,811)	$(479,224)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
Amortization	90,024	83,087
Bad debt expense
Provision for inventory losses
Cumulative effect of change in accounting principle	-	-
Depreciation	7,227	5,744
Gain (loss) on sale of assets	-	-
Recission of Lady Burd asset purchase agreement	-	-
Common stock and options issued for services	478,157	33,075
Change in assets and liabilities
Accounts receivable	146,776	(25,367)
Inventory	66,966	(216,320)
Prepaid expenses and deposits	(5,049)	17,009
Accounts payable	(89,705)	85,663
Accrued liabilities	(9,395)	4,891
Net cash used in operating activities	(736,810)	(491,442)

Cash Flows from Investing Activities
Acquisition of property and equipment	(9,143)	(1,227)
Organization costs	-	-
Acquisition of licenses/patents		-
Proceeds from sale of equipment	-	-
Net cash used in investing activities	(9,143)	(1,227)

Cash Flows from Financing Activities
Loan proceeds		150,000
Loan principal repayments	(157,054)	-
Loan principal repayments - related party	-	-
Proceeds from sale of stock	743,441	288,000
Net cash provided by financing activities	586,387	438,000

Net Increase (Decrease) in Cash	(159,566)	(54,669)

Cash - Beginning of Period	316,798	460,257

Cash - End of Period	$157,232	$405,588

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the “company”, at December 31, 2005 has been taken from the company’s audited financial statements at that date. The balance sheet at June 30, 2006, the statement of operations for the three months and six months ended June 30, 2006, and the statement of cash flows for the six months ended June 30, 2006 have been prepared by the company without audit. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results, which may be expected for the fiscal year ended December 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements of the company for the year ended December 31, 2005.

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
June 30, 2006
(Unaudited)

Revenues earned under royalty agreements are recognized when the respective products are sold and the royalty amounts attributable to the Company have been determined.

Revenues earned under consulting contracts are recognized when the services are completed and the amounts due to the Company have been determined.

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

As of December 31, 2005, the Company has financed, with recourse, certain accounts receivable. The related credit facilities are subject to recourse in that the Company is obligated to pay amounts due to the participating financial institution in the event the customer fails to pay. The outstanding balance on such receivables at June 30, 2006, was $44,755. Fees associated with these transactions are recorded as interest expense in the statement of operations. The agreement allows the Company to finance an aggregate amount of $1,000,000.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2006
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
June 30, 2006
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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred, which totaled $73,161, $166,878, $27,471 and $53,697 for the three and six months ended June 30, 2006 and 2005, respectively.

Shipping and handling costs

The Company includes shipping and handling costs in “Selling, general and administrative expenses” for purposes of income statement presentation. Shipping and handling costs were approximately $6,000, $19,700, $8,500 and $13,400 for the three and six months ended June 30, 2006 and 2005, respectively.

Research and development costs

The costs associated with research and development activities are expensed as incurred. Total research and development costs were approximately $28,500, $29,000, $22,000 and $28,000, for the three and six months ended June 30, 2006 and 2005, respectively.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

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

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The amount of compensation expense related to options issued for services during the three and six months ended June 30, 2006, and recognized in the financial statements, was $100,029, or $.004 per share, and $200,058, or $.004 per share.

2.	PATENT

On November 2, 1998, the company purchased via issuance of common stock and a note payable, patent rights and intellectual property rights to various fire suppression products for a purchase price of $2,375,000. This purchase required initial cash payments of $150,000 and 1,625,000 shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $39,583 for the three month periods ended June 30, 2006 and 2005, and $75,592 and $77,379 for the six month periods ended June 30, 2006 and 2005, respectively.

3.	LICENSES

Prior to 2005, licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,200 from related parties. During 2005, the Company purchased a license for exclusive marketing and development rights to certain proprietary trade secret chemical formulations. The license was acquired for 240,000 shares of common stock and was valued at $150,000 based on the stock price at that time. The prices paid were demanded by the seller. The company is the manufacturer/supplier of the products. The estimated aggregate amortization expense of licenses for each of the five succeeding years is $21,715 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $5,429 for the three month periods ended June 30, 2006 and 2005, and $10,858 for the six month periods ended June 30, 2006 and 2005.

Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and warrants for 180,000 shares of stock exercisable at $1.00 per share during the first quarter of 2003.

During the first quarter of 2006, the Company entered into an agreement with BioGenesis Enterprises, Inc. for the exclusive license to use and implement certain proprietary chemicals, and a marketing and technology license agreement with Asah Terra Nigeria Joint Venture #1, Inc. The license with BioGenesis is not in effect as of June 30, 2006 (see Footnote 9). The provisions of these agreements are disclosed in previously filed Forms 8-K.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

4.	NOTES PAYABLE

As of June 30, 2006, notes payable consisted of the following:

Note payable, Pacific Business Capital Corporation, due
in monthly installments of $8,500, including interest at
36%, maturing June 2006. Secured by building.	$242,338

Note payable, Austin Bank, interest is payable monthly at
9.25%, with a balloon payment due August 2006. Secured by
a $50,000 certificate of deposit at Austin Bank and the
personal guaranty of a stockholder.	185,900

Note payable, Pacific Business Capital Corporation, due
on demand. Interest is computed based on the accounts
receivable purchase discount rate of 1.5% plus an additional
.1% per day for past-due accounts. Secured by the Company’s
accounts receivable, inventory, property and equipment and the
guaranty of one of its officers.	44,755

472,993
Less current maturities	472,993
Non-current maturities	$0

The building loan payable to Pacific Business Capital
Corporation is expected to be refinanced with a $560,000 note payable to Paul and Gloria Burke, due in monthly
installments of $6,561, including interest at 13%. The
amortization period is 20 years and the maturity date is
60 months from the funding date. Secured by
the building and the guaranty of one of its officers.
This loan has not been funded as of August 21, 2006.

5.	LEASES

The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $6,017, $13,500, 14,501 and $28,153 for the three and six months ended June 30, 2006 and 2005, respectively.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

6.	COMMON STOCK

Private Placement

During the first quarter of 2006, 1,001,669 subscriptions to shares of common stock were sold in a private placement. During the second quarter of 2006, 60,000 subscriptions to shares of common stock were sold in a private placement.

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

At June 30, 2006, there were 385,000 options to purchase shares of common stock outstanding pursuant to the Plan and 1,220,000 options to purchase shares of common stock outstanding pursuant to the 2004 Plan.

Warrants

There were 4,626,776 warrants outstanding at June 30, 2006, 3,565,107 warrants exercisable at $0.50 per share through December 31, 2006 and 1,061,669 warrants exercisable at $2.00 per share through March 3, 2007.

7.	RELATED PARTY TRANSACTIONS

The following transactions occurred between the company and related parties:

The company and another business with common shareholders share office space and the related expenses.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2) pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.40 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $460,354 as of December 31, 2005 and $453,103 as of June 30, 2006. Included in accounts payable is $3,143 due to BioGenesis at June 30, 2006, for goods received and royalties due. We credited against the advance royalties $3,143 for the second quarter of 2006 and $7,527 for the second quarter of 2005. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004.

8.	CONCENTRATIONS

Approximately 77 percent of the sales during the six months ended June 30, 2006 were made to three customers and 83 percent of the sales during the six months ended June 30, 2005 were made to two customers.

9.	COMMITMENTS AND CONTENGENCIES

The Company has a commitment to BioGenesis Enterprises, Inc. for the acquisition of certain proprietary remediation technology licenses in exchange for 500,000 shares of the Company’s common stock and 500,000 stock purchase options. The transaction has not been completed at June 30, 2006.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the six-month period ended June 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - Second Quarter of 2006 Compared to Second Quarter of 2005

Summit Environmental’s sales for Q2 2006 were 88 percent of Q2 2005 sales - $127,311 in Q2 2006 compared to $145,171 in Q2 2005. Gross margin was 67 percent for Q2 2006 compared to 55.0 percent for Q2 2005.

Operating expenses increased 80 percent during Q2 2006 over Q2 2005. Operating expenses increased by $299,388 from $375,088 in Q2 2005 to $674,476 in Q2 2006. The increase was due primarily to the following: Marketing and travel expenses increased due to the efforts headed up by Paul Kowalenko (Director of International and Forest Service Sales), Robert Heggie (Director of Retail Sales Development) and Gordon Lewis (Director of Remediation and Engineering). Our new completed products liability insurance required a $41,000 deposit in January which will be expensed over the year. Consulting fees and travel reimbursement expense increased due to four persons now being involved in marketing where previously there had only been one.

Amortization and depreciation were $48,626 in Q2 2006 and $45,442 in Q2 2005.

Summit had a net loss of $642,533 for Q2 2006, up from a net loss of $297,975 for Q2 2005, a $344,558 or a 116 percent increase. The increase in the net loss was attributed primarily to our increase in marketing and associated travel expense. We added Gordon Lewis as director of Engineering and Remediation in November of 2005 and Rob Heggie as Director of Retails Sales and New Product Development. Through Gordon Lewis, we have opened up environmental work in Nigeria with Shell Oil of Nigeria. An April 2006 trip was prepared for in February and March with materials and equipment being purchased and shipped to Nigeria. Rob Heggie has been instrumental in working with management in developing a new line of environmental aerosol products. The company introduced the first of five new products in May. The first quarter saw expense for the development of packaging, both the can design and box design. There have been artwork, dies and set up expenses for the new products. We have purchased an initial inventory of can shells for MoldOut, our first of the five new products. Additionally, through Mr. Heggie’s efforts we have begun to develop products for a company that makes fire resistant nylon covering for wiring harnesses in aircraft. Another product we have begun to develop is a retardant for the materials used in the mattress and bedding industry. We are developing polymers with fire retardant material that would be added to the materials in liquid state as the materials are made to produce mattresses and pillows. Chemicals that are currently being used produce toxic gasses when burning. There are environmental regulations in California currently requiring fire retardant materials to be used in the manufacturing process. These required regulations are scheduled to be required nationwide by the end of 2007 according to current industry requirements. Additionally, we are developing an aerosol product to aid in the elimination of bed bugs, lice and mites. Meetings with industry leaders in these fields required a considerable amount of travel.

Results of Operations - First Two Quarters of 2006 Compared to First Two Quarters of 2005

Summit Environmental’s sales for the first two quarters of 2006 were 92 percent of the first two quarters of 2005 sales - $327,613 in the first two quarters of 2006 compared to $355,050 in the first two quarters of 2005. Gross margin was 51 percent for the six months ended June 30, 2006 compared to 44.6 percent for the six months ended June 30, 2005. Sales have not reached a level to generate consistent gross margin percentages.

Operating expenses increased 135 percent during the first two quarters of 2006 over the first two quarters of 2005. Operating expenses increased by $851,290 from $632,681 in the six months ended June 30, 2005 to $1,483,971 in the six months ended June 30, 2006. The increase was due primarily the addition of Gordon Lewis and Rob Heggie the directors of engineering/remediation and retail sales development respectively. We have increased our marketing efforts that now involve weekly travel of Mr. Lewis, Mr. Heggie, Paul Kowalenko, director of international sales and certifications and Keith Parker, our CEO. We have opened venues in remediation and fire retardancy in the aviation industry and mattress industry, expanded our efforts in the wildland/wildfire environment with an aggressive program of infield demonstrations and sales meetings with the United States Forest Service, the U.S. Department of Interior Bureau of Land Management and the California Department of Forestry. The use of FlameOut by both aircraft and helicopter has begun in the above mentioned venues with favorable results on fires most recently (August 2006) in Northern California. Mr. Lewis, Dr. Amiran and Keith Parker made a trip to Nigeria in May for the purpose of building a test site for remediation of oil field site waste contamination. Mr. Lewis was in Nigeria for a month. We have achieved better than expected or anticipated levels of reduction in the TPH (total petroleum hydrocarbon) on the test site. We have developed the prototypes for five new aerosol products which utilize the technology used in New Orleans in our 2005 cleanup of the New Orleans Arena after Hurricane Katrina. We have completed the preparation for a new DR (direct response) television sales campaign featuring FlameOut Aerosol Fire Extinguishers. Our expenses included commercial development and filming, fulfillment center setup and purchase of prepaid long distance time from the call center. With all of the increased business volume potential beginning is September 2006, our completed product liability insurance premiums increased to $100,000 for 2006 with over $80,000 of the premium paid by the end of June 2006.

Amortization and depreciation were $97,251 in the first six months of 2006 and $88,831 in the first six months of 2005.

Summit had a net loss from operations of $1,421,811 for the first two quarters of 2006, up from a net loss of $479,224 for the first two quarters of 2005, a $942,587 or a 197 percent increase. The increase in the net loss was attributed primarily to the additional marketing, travel, insurance premium, television commercial, fulfillment and new product development expense outlined above.

OVERVIEW - RECENT DEVELOPMENTS

In 2006 we began to introduce a product and service expansion developed during the 4th Quarter of 2005. The areas for new products and services were divided into three areas: International and Forest Service Sales, Retail Business Development and Environmental Hazard Remediation.

Paul Kowalenko is the company’s Director for International and Forest Service related sales. Paul is also involved with new product certifications and the introduction of FlameOut to NASCAR in 2006. In 2005, a new type of aircraft began to emerge as the next tool for wildland wildfires. These aircraft are ST-802s by name and broadly referred to as SEATS. We provided certification materials, marketing materials and video presentations to various SEAT base directors in West Texas and New Mexico in late February. Air drops were conducted from these new AT-802 planes in late April. U.S. Forest Service and Bureau of Land Management personnel were present for the demonstrations. The observation was, that with FlameOut added to water, significant amounts of water collected on the ground versus nothing more than mist from the plain water drops. Due to FlameOut’s biodegradation properties, FlameOut is being looked at additionally as a short-term retardant. We make no claims for our product being a retardant but that of a fire suppressor. However, due to the encapsulation and emulsification capabilities and biodegradation, a residual of FlameOut is a temporary retardancy. On June 1, 2006 we received our first GSA contract order for FlameOut from the U.S. Department of Interior , Bureau of Land Management.

Paul met with the CDF (California Department of Forestry) in July 2006. Test drops from air tankers and helicopters with water drop buckets have been scheduled since Paul’s meeting. The outbreak of fires in California has made setting the timetable for the drop test, in order to prove the benefit of our technology, frustrating to the company. The years of previous methods have shown that water cannot be dropped from the air and be strategically placed on the ground. The same thesis exists when foam suppressants are added to the water. FlameOut consistently provides visual evidence that no longer supports this 50-year-old method of attempting to combat fires. FlameOut, unlike other fire foam suppressing agents, possesses technological capabilities, found in no other products. FlameOut is an encapsulator and a cooling agent. When dropped from an airplane the addition of FlameOut to water creates a “thunderstorm” or “wind shear” condition. When you consider that heat rises and the additional cooling capabilities that FlameOut gives the water, FlameOut slams to the ground creating a foam blanket (if from CAF system) or saturates the ground (if by open hatch type drop). The amount of product making its way to the ground leaves observers astounded. We are spending an enormous amount of time and resources continuing to penetrate the 50-year-old bureaucratic method resistance to change. When FlameOut is dropped, it will lay a wet line or foam blanket (depending on the dispensing method employed) on the ground that will protect property, create instantaneous fire breaks, save resources in both property and finances and perhaps stop a catastrophic disaster, in an environmentally safe manner.

Robert Heggie, Director of Retail Sales Development, heads our efforts in several new areas we are developing. One area is that of environmental aerosol cleaning and problem-solving products for use in and around the home. Our new category name has changed from what was previously identified as Summit’s Aerosol Fire Fighting Technology to Summit’s “FlameOut Family of Products” featuring environmental aerosol technology. The new aerosol products showcase the products we used in the cleanup project of the New Orleans Arena after Hurricane Katrina. All of these products feature FlameOut as the carrying agent for other remediation chemicals which are all non-toxic. The products in the line are named: OdorOut, MoldOut, CleanOut, SpotOut and OilOut. OdorOut began being marketed separately to veterinary hospitals as a stand alone product in May 2006.

In May 2006, we were invited to Texas A&M University School of Veterinary Medicine. We utilized two products we used in New Orleans during September and October 2005 in the aftermath of Hurricane Katrina. We were contracted by Superdome Management Group (SMG) to clean the New Orleans Arena where the NBA Hornets play basketball. Two of the products used there were Ultimate Odor Control 1106 and Ultimate Clean Remediation 850. These products remediate odors and solid waste and biodegrade the matter from inorganic to organic in the process. At A&M we are conducting tests for anticipated letters of recommendation from the pathology departments, small and large animal hospitals. These recommendations will be part of our marketing for a niche market of these products through veterinary hospitals for use in the hospitals. Also hospitals will be wholesale dealers to deliver these same products to consumers.

We conducted introductory meetings in two new markets where our polymer fire retardant technology can be used to develop, for specific industries, products that will not burn. One use is for specialized sleeves or jackets used as wiring harness groupings of cables in the aviation industry. Our director of research and development, Dr. Mohsen Amiran, is developing a spray material that can be used to slow down the burn-through process for a nylon thread that is used to make these harnesses. Our goal is to produce retardant base material to be added to liquids during the manufacturing process in order to make finished products such as threads and chording fire retardant. Initial material samples were pre-tested by our customer and then submitted by them to the FAA for pre-burn certification tests. Several preliminary reports and results from our customer are very favorable. This success allows us to move forward and is discussed in the Outlook section.

We will announce the customer in a news release when our customer is ready to grant us permission for the release.

An additional venue is the introduction of the same polymer technology to the bedding and mattress industry. A new federal law prohibits the use of chemicals that produce toxic by-products when bedding and mattresses burn. Our polymer fire retardant does not produce toxic by-products. Additionally, we will be developing an additional aerosol product that would prevent the reproduction and manifestation of bed bugs, mites and lice, which is a major issue within the bedding and mattress industry.

In both of these newly identified aviation and bedding and mattress venues, we have aligned ourselves with industry leaders to act as our strategic alliance marketing consultants for the marketing of the products.

Gordon Lewis, our Director of Engineering and Remediation, has focused on completing our previously verbal agreements (December 2004) with Asah Terra Nigeria Limited. The process gained momentum based on two key events at the end of 2005 and beginning of 2006. The first event in

October 2005 was the successful introduction of our remediation technology (previously acquired from Dr. Amiran in 2003) in the New Orleans Arena in the aftermath of Hurricane Katrina. We used FlameOut as a carrying agent for the active remediation agents Ultimate Odor Control 1106, Ultimate Clean 850 remediation enhancer and our newly acquired (2005) Mold and Fungus Control Product. The second event was our successful negotiation and licensing agreement with BioGenesis (Exhibit 10.12 filed with Form 8-K February 1, 2006). In this agreement we acquired exclusive worldwide marketing rights to various remediation chemicals and the non-exclusive rights to use BioGenesis Soil and Water Remediation Technology. However, in the agreement, when we name a geographic area, customer or country, the venue becomes exclusive to Summit. This was the second key piece to completing the agreements with Asah Terra and its customer, Shell Oil of Nigeria.

With these two tools in place, the Joint Venture Licensing and Marketing Agreement between Summit and Asah Terra was executed in March 2006 (Exhibit 10.17 filed with Form 8-K March 3, 2006). Gordon Lewis spent the balance of the first quarter acquiring samples from Nigeria for Dr. Amiran to run analyses. We worked with BioGenesis personnel to develop the irrigation system necessary for setting up the site to remediate the contaminated material, prepare for the first order for chemicals from Asah Terra and secure additional materials needed for the site preparation. These steps were completed in April and shipped to Nigeria. During the first week of May 2006, Dr. Mohsen Amiran, Gordon Lewis and Keith Parker accompanied Tom Hilton, President of Asah Terra Nigeria, to Port Harcourt, Nigeria where we began this much anticipated project. By the 20th of May a successful biopile had been constructed in the treatment of the contaminated pond. Schedules were established in order to pull samples from the biopile every two weeks in order to provide documentation of the reduction of TPH (Total Petroleum Hydrocarbon) levels from the contaminated soil. During the excavation process, we discovered a much more involved contamination than merely soil with some crude mixed. We hit a pocket of slush which when analyzed showed diesel fuel, emulsifiers, drilling mud and pure crude. This contamination provides remediation evaluation and processes different from those initially introduced to Summit prior to our May trip. Further investigation provided us information from Shell Oil, Nigeria, that there are over 2,400 sites that require remediation. By mid June we were asked to submit a new proposal for the remediation of 15,000 cubic meters of contamination at this site.

Initial details provided us information on what was expected to be 715 cubic meters. Nearly 400 of these previously mentioned sites are classified as “infamous” or “moderate” legacy sites. What this means is that the complete history of the site is not recorded.

To more efficiently provide the desired end result to Shell, a much larger operation for remediation than the biopile method is required.

Many different types of equipment and technologically designed systems from BioGenesis must be assembled and shipped to Nigeria. Shell Oil, Nigeria, is awaiting our final proposal which is anticipated for delivery from Summit to Shell by the end of August 2006.

In addition, Gordon Lewis, has brought our current file with the US EX-IM Bank (Export-Import) for the purpose of taking advantage of various government programs for financing both equipment and service invoices which include credit insurance.

Also, Gordon Lewis and Rob Heggie have been working in concert with the development of a direct response television marketing initiative for FlameOut Aerosol Fire Extinguishers. Our television commercial was produced during the fourth quarter of 2005. We have executed agreements for media purchasing and a fulfillment center. The target date to begin has been moved forward to September 2006. Our main goal of creating additional sales for the company will have a secondary goal of building some branding identity for our retailing partners. FlameOut Aerosol Fire Extinguisher will appear on the shelves of a new retail marketing partner with 5,500 stores on September 1, 2006. We will release the name in a press release when we have our customer’s approval.

We had another successful airing for Firepower on QVC during the second quarter and another on July 31, 2006. We received another order from QVC on August 1, 2006 for an August Airing of FirePower. Through our QVC agent, Live Link TV, we are proposing to QVC the introduction of our new environmental aerosol products using the branding created by two years of Firepower. The retail line of OdorOut, MoldOut, SpotOut, OilOut and CleanOut would be named OdorPower, MoldPower, SpotPower, OilPower and CleanPower.

OUTLOOK

The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

Events and Trends.

The following events and trends are expected to have a material impact on our business:

We began the cleanup of a contaminated pond (petroleum waste) near Port Harcourt, Nigeria, during the first week of May, 2006. We executed a Joint Venture Agreement with Asah Terra Nigeria Limited in March 2006. It is estimated that Shell Oil has committed $10 billion for environmental cleanup over the next 10 years. During March of 2006 we began analyzing soil and sludge samples from Nigeria for the first cleanup project.  Gordon Lewis, PE will be heading the project for Summit, which is named as General Contractor in the agreements related to this cleanup. We discovered more contamination and in more aggressive stages than was previously revealed. We were asked by Shell Oil, Nigeria, after the discovery of more advanced contamination, to prepare a proposal for the cleaning of 15,000 cubic meters. Originally we were looking at 715 cubic meters. Due to the age of the sites some have been there so long that there are no records of their beginning. Our proposal for the first site is approximately $3.5 million.

We will be introducing through some of our retail marketing partners five new environmental household solutions products in mid-year 2006.  These products include the products we used in New Orleans for the Arena cleanup.  The products will be featured as the FlameOut Family of Products: OdorOut, CleanOut, MoldOut, SpotOut and OilOut. In each of these products FlameOut is the carrying agent. Due to the encapsulation and remediation properties of FlameOut, we experienced great success in New Orleans with formulas very similar to what we are calling MoldOut, OdorOut, and CleanOut.

The first prototype cans of OdorOut were well received immediately upon referrals in the Veterinary Hospital Market. Some of the initial veterinarians using OdorOut made calls to Texas A&M University referring us to the School of Veterinary Medicine. In May we met with the staff of several departments at A&M. Demonstrations during the trip produced currently ongoing evaluations in the pathology department, small and large animal hospitals. We have also developed a couple of specialty products for evaluation that would be marketed through veterinary hospitals.

SafeTree Christmas Tree protector will be introduced in October in Bed Bath and Beyond in their Trim-a-Tree section.

We are beginning a process of developing our first branded product off of FirePower at QVC. We have begun the development and submission of PowerOut-Odor Eliminator, a twin sister product to OdorOut, in a two-pack offering.

In June, we shipped our first orders of FlameOut to HEB Food Stores.

We received our first order from the Yellowstone Club Private Ski Resort in Big Sky, Montana in March 2005.  Fire Chief Steve Hauck at the Yellowstone Club makes television appearances with CEO Keith Parker for media promotions for the aerosol fire extinguishers, Firepower and FlameOut. Subsequent appearances with Chief Hauck are scheduled for Labor Day weekend and October (Fire Prevention Month) supporting our newest retail marketing partner to be announced in August 2006.

On March 15, 2006 the Federal Consumer Products Safety Commission (CPSC) under the authority of the Flammable Fabrics Act issued its final ruling on the requirements to make mattresses and mattress sets safer from the risk of the flashover caused by open flame fires. The Ruling is effective July 1, 2007 when all mattresses and mattress sets sold in the USA must be compliant with the new standard under penalty of fines and possible recall. “These improved mattresses should result in significant reductions in deaths and injuries associated with the risk of mattress fires. The Commission estimates that the standard could limit the size of mattress fires to the extent that 240 to 270 deaths and 1,150 to 1,330 injuries could potentially be eliminated annually”, quotes the CPSC in its March 15, 2006 release. “The Commission is issuing this flammability standard to reduce deaths and injuries related to mattress fires, particularly those initially ignited by open flame sources such as lighters, candles and matches. Although the Commission has a flammability standard directed toward cigarette ignition of mattresses [16 CFR Part 1632] a significant number of mattress fires are ignited by open flame sources and are not directly addressed by that standard”, states the CPSC. Summit Environmental’s management team met with mattress industry leaders and attended industry-sponsored workshops in July 2006 to understand the challenges the mattress industry faces to become compliant with this new open flame law. The result of that investigation has convinced Summit’s management team that our fire retardant technology and our experience with FlameOut Fire Suppressor will provide the mattress industry with retardancy options unlike any other on the market today. During the third quarter of 2006 Summit will be working with raw material suppliers to the mattress industry and mattress manufactures to test and validate the effectiveness of our unique solutions. The current complement of fire retardant technologies available to the industry, be they chemical barriers or physical barriers, are only being used because they are the only ones available. Summit’s industry advisors are excited about the potential that our new technology will bring to this multi-billion dollar market that manufactures over 30 million mattresses every year.

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

To obtain the funds for such expenditures, we recently completed a $744,000 private placement of shares of common stock to existing and new shareholders of the company.  In addition, we had our property at 210 South Green Street, Longview, appraisal completed in April 2006. The appraisal for $700,000 was shopped for a permanent lender. We reached an agreement with a private lender for 20 year mortgage at 13% interest. The funds received of $560,000 will allow us to pay off the bridge loan of $239,000 we originally obtained from Pacific Business Capital, leaving the balance for additional operating capital. Also, we have approximately 3,600,000 warrants that can be exercised at an exercise price of 50 cents per share through 12-31-2006.

Important Factors.

We work closely with American Business Associates (AmBiz). AmBiz assists with introductions into military, homeland security and emergency management venues. . More about AmBiz can be found at www.americanbusinessassociates.com. Through AmBiz’s efforts, we submitted FlameOut® and FlameOut® Foam to the U. S. Air Force chemical testing center at Tyndal Air Force Base in Florida. We also are attempting to introduce FlameOut® to the US Air Force testing center at Little Rock, Arkansas for use in the Air Force fleet of C-130 tankers in 2006 for inland, wildfire applications. In July 2006, we began the testing of FlameOut for all types of fires with the California Department of Forestry.

FlameOut® is not just a fire suppressant. It is non-toxic, biodegradable and has significant encapsulation features that surround and smother particles it contacts. We demonstrated its fire-fighting and fire-retardant qualities before FEMA, Homeland Security, Arizona State Emergency Management, the Office of Emergency Management and the Bureau of Land Management in July 2004. Additional wildfire application testing began in April and May in New Mexico with the new fleet of wildfire fighting aircraft, the AT-802. This effort has been headed by Paul Kowalenko. The following details the areas of our efforts.

April 2006, Midland Texas - Summit performed FlameOut proficiency testing from the AT-802 under the observation of the Texas Forest Service (TFS) and United States Forest Service (USFS). The results showed significant ground coverage from both 1% and 0.5% FlameOut drops comparison to plain water drops. Comments were made by the pilots and ground observers that FlameOut was dropping just like the much heavier and more costly, highly viscous long term retardants.

May 2006, Okotoks Alberta - Under the observation and back-up protection of the Okotoks Fire Department, multiple test blocks of three-year-old cured grassland were treated with FlameOut and tested over discrete time periods. In temperature conditions similar to wildland fire situations FlameOut proved to be a complete fire inhibitor up to 15 minutes after cured grass had been treated with a 1% solution of FlameOut. The ignition source was a 40,000 BTU propane Tiger Torch that was applied directly into the treated blocks for 5 seconds and then removed. At 15 minutes the flames readily self-extinguish and at 20 minutes the flames creep but eventually self-extinguish. Under freshly treated blocks the Tiger Torch was left in place for over 4 minutes with absolutely no supporting fire and the only direct burner area charred. A second series of tests was performed to measure FlameOut’s ability to block the progression of a fire when it runs into FlameOut treated grass. A three-foot-wide border around the outside of a 16-foot diameter circle was treated with 1% FlameOut. The center of the untreated circle was ignited with Tiger Torch and allowed to burn into the three- foot treated barrier. The flames spread to the barrier in approximately 5-7 minutes, depending on wind direction. The fire was stopped along the entire circumference of the 16-foot circle when the flames reached the treated barrier. Not only did the fire self-extinguish but the barrier eliminated the smoke from the burning grass.

June 2006, Roswell NM - The Federal Bureau of Land Management (BLM) district office in Roswell, NM and the Federal Fish & Wildlife office at the Roswell Bitter Lake Wildlife Refuge had expressed to their Single Engine Air Tanker (SEAT) contractor (AeroTech) an interest in replacing long-term retardant with another chemical less toxic to their grassland eco-systems but still an effective direct attack suppressant. Within 48 hours of receiving the call Summit had both product and manpower on scene to work with the Fire Management Office (FMO). Roswell sits on the eastern slopes of the mountains, with the Lincoln National Forest and the mountain resort area of Ruidoso to the west, and expansive grassland and ranching in every other direction. The FMO utilizes SEAT aircraft to assist with rapid attack. There are two other SEAT bases under NM state authority within close proximity providing overlapping coverage. In May the National office for the BLM deployed a National Aerial Task Force (ATF) squadron of three SEATS to Roswell. The ATF and the contract SEAT took part in a full interagency ground and air stimulation fire exercise. The agencies involved in the exercise and then attending the post-exercise briefing included the BLM, F&W, NM State, Municipal and USFS. During the exercise eight aerial drops were made by the SEATs. The first seven drops were done with water. The last drop was done with a 1% solution of FlameOut. By everyone’s account that were present at the field location, the FlameOut drop was noticeably different than the seven prior water drops. Comments from the Air Attack officer circling 2,000 feet above the engine chiefs and crews that were directly in view of the drops stated that FlameOut came down much straighter than the water, that the drop pattern was much tighter, and that there was considerably more moisture on the ground than with the water only - much like they would have expected of long term-retardant, not foam. The BLM FMO placed an order for FlameOut and then shared it with two other state SEAT bases and the Bitter Lake F&W engine crews.

July 2006, Yreka CA - In early July California Department of Forestry and Fire Protection (CDF) became aware of FlameOut’s new qualification for SEATs on the USFS Qualified Products List (QPL). CDF’s initial response was that wildland foams were not suitable for high-speed air drops from air tankers because all previously known foams break apart in the air, which allowed Summit to introduce evidence to the contrary. Further discussions and product demonstrations revealed to Summit that CDF is not just wildland fire fighting service but also a full emergency response organization responding to all classes of fires, hazmat incidents, motor vehicle accidents and all other emergency situations. Those discussions have led to a fuller understanding of how Summit’s products, including our multi-class fire foam FlameOut and our bioremediation Ultimate Clean products could be of value to the state. On August 1, 2006, Summit received an official invitation from CDF for immediate evaluation at two CDF helitack bases that will conduct our Field Operational Evaluation of FlameOut as soon as possible. Each base will utilize 100 gallons of FlameOut. Paul Kowalenko will be dispensing information to the captains at two helitack bases and arrange a training date so they can learn what makes FlameOut different from the other Class A foams they have used. Evaluation forms will be used to record their impressions on how well the product worked for them. The demonstration consisted of using Evergreen Aviation’s 747 Supertanker to disperse FlameOut® as a compressed-air foam over a path 100 to 125 feet wide for 20,000 feet.

The success of the demonstration has led us to consider FlameOut® as the carrying agent for additional products that address environmental issues. Dr. Amiran, one of our directors and the inventor of FlameOut®, is addressing this expanded use of FlameOut® - uses such as treating toxic spills or chemical exposure, cleaning the air of free radicals in the event of terrorist attacks, and a fire retardant sealant to be sprayed on a structure prior to evacuating an area threatened by a wildfire. The successful drop of FlameOut by Evergreen Aviation’s 747 equipped with a 10,000-gallon compressed foam air tank (CAF) demonstrated to us physical properties of FlameOut that at the time were not known. The idea of mixing other compatible products with FlameOut (odor control, mold and fungus control and a toxic remediation enhancer), using the FlameOut as a carrying agent in order to utilize these other remediation products for catastrophic exposures began to evolve during the second half of 2004. It was during the aftermath of Hurricane Katrina that Summit CEO, Keith Parker, dispatched Paul Kowalenko and later Gordon Lewis to New Orleans to attempt to apply this theoretical application of our products. We utilized backpack CAF units developed by Inteligard to dispense FlameOut and mix the previously mentioned remediation chemicals. We executed a contract to remediate solid body waste, decomposing waste and the associated odors in this environment and to eliminate black mold and mildew. We were awarded a contract by Superdome Management Group to remediate the over 1,000,000 square feet of the New Orleans Arena where the New Orleans Hornets play professional basketball. Our successful cleaning of the arena was a key factor to our completing our negotiations with Asah Terra and its customer Shell Oil of Nigeria. Our successful introduction of our environmental technology and concepts provided the impetus we needed to move forward.

Our expanded use of FlameOut as a carrying agent for these other chemicals provided us $448,000 in sales in the fourth quarter of 2005. We have taken the remediation technology to Nigeria for the purpose of proving our technology on a contaminated well site that has been left abandoned and untreated with no known solution for remediation before the introduction of our technology. We have met with the managing director of the Zalul Corporation in Israel with regards to the remediation of polluted rivers and environmental cleanup from the residue caused by the bombs and fires resulting form the recent Lebanese/Israel conflict. More about Zalul is available at www.zalul.org. We have evaluation studies being conducted at Texas A&M University School of Veterinary Medicine on Ultimate Odor Control, one of the main products used in our project in New Orleans.

Ultimate CleanTM Products.

We have developed new “environmental remediation and decontamination” products for retail sales from our successful experience in New Orleans. In this regard, we move from marketing our “aerosol fire fighting technology” to “environmental aerosol technology”. New aerosol products, marketed as the FlameOut Family of Products, will feature FlameOut® as the carrying agent for products under the branding of “The FlameOut Family of Products” named Odor Out ™, Oil Out ™, SpotOut ™, MoldOut™, and CleanOut™. We plan on the initial retail introduction by end 2006 through several of our established customers currently selling FlameOut aerosol fire extinguishers.

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

We began the initial site testing and application process during the first week of May 2006. Dr. Mohsen Amiran, Gordon Lewis and Keith Parker accompanied Tom Hilton, President of Asah Terra, to Lagos, Nigeria. The initial product application, technology, training and follow-up procedures were taught by Dr. Amiran to Asah Terra personnel in Nigeria. In June 2006, we were requested by Shell Oil, Nigeria, to provide a proposal for the cleaning of 15,000 cubic meters of contaminated soil and slush. Our initial proposal is for approximately $3.5 million (USD). We anticipate negotiated resolutions producing a contract during the third quarter of 2006.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In March, 2003, we filed an action against Lady Burd Exclusive Cosmetics, Inc., Case Number 2003-589-A in the 188th District Court, Gregg County, Texas, for fraud and misrepresentation regarding our earlier purchase of patent rights to a “permanent” lipstick we sell under the name “Sugar Kiss Lip” collection. After paying $50,000 and 500,000 shares of our common stock to Lady Burd we discovered that Lady Burd had never filed for a patent. After agreeing to a settlement through both our New York and Texas counsel, Lady Burd refused to perform as agreed. This led to our appearing in court in

New York as mentioned above. We did not dismiss our Texas patent fraud suit. Roberta Burd, President and CEO of Lady Burd Exclusive Cosmetics was deposed on May 10, 2006, in Longview, Texas. In June 2006, we agreed to a mutual settlement due to continued cost of litigation. We have received the formulas for the liquid lip color and have established a relationship with a new laboratory for the products production. We continue to have the endorsement of the Kilgore College Rangerettes and several key high school drill teams in Texas. During the litigation we discontinued seeking new drill team customers. With all suits settled and possession of the manufacturing capabilities at a private laboratory, we will begin a new marketing campaign in August and September 2006.

No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

Item 2.	Unregistered Sales of Equity Securities

The table below sets forth issuances of our common stock during the first half of 2006 not previously reported in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506:

Date	Person	No. of Shares	Price Per Share	Type of Consideration

04-05-06	Keith Parker	22,500	$0.88	Services as an officer of Summit
04-05-06	Paula Parker	15,000	$0.88	Services as an officer of Summit
04-05-06	Chris Dellinges	30,000	$0.88	Services as an officer of Summit
04-05-06	Paul Kowalenko	8,040	$0.93	Services as director of marketing
04-05-06	Gordon Lewis	12,000	$0.88	Services as director of marketing
04-05-06	Mohsen Amiran	22,500	$0.88	Research and development services
07-17-06	Keith Parker	22,500	$0.58	Services as an officer of Summit
07-17-06	Paula Parker	15,000	$0.58	Services as an officer of Summit
07-20-06	Chris Dellinges	30,000	$0.52	Services as an officer of Summit
07-20-06	Paul Kowalenko	10,794	$0.69	Services as director of marketing
07-20-06	Gordon Lewis	12,000	$0.52	Services as director of marketing
07-20-06	Mohsen Amiran	22,500	$0.52	Research and development services

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.     Description

2.1	-	Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc. and Summit Technologies, Inc.**

3.1	-	Articles of Incorporation of Summit Environmental Corporation, Inc.*

3.1.1	-	Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

3.2	-	Bylaws of Summit Environmental Corporation, Inc.*

5	-	Opinion of Thomas J. Kenan, Esquire, on the legality of the securities being registered.+++

10.1	-	1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

10.3	-	Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or Poder 24)*

10.4	-
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

Date: August 22, 2006

Summit Environmental Corporation, Inc.

By /s/ B. Keith Parker
B. Keith Parker, Chief Executive Officer