Form 10QSB/A
period 2006-06-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2006-09-19
CIK 1057807

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

Gordon Lewis, our Director of Engineering and Remediation, has focused on completing our previously verbal agreements (December 2004) with Asah Terra Nigeria Limited. The process gained momentum based on two key events at the end of 2005 and beginning of 2006. The first event in

October 2005 was the successful introduction of our remediation technology (previously acquired from Dr. Amiran in 2003) in the New Orleans Arena in the aftermath of Hurricane Katrina. We used FlameOut as a carrying agent for the active remediation agents Ultimate Odor Control 1106, Ultimate Clean 850 remediation enhancer and our newly acquired (2005) Mold and Fungus Control Product. The second event was our successful negotiation and licensing agreement with BioGenesis (Exhibit 10.12 filed with Form 8-K February 1, 2006). In this agreement we acquired an exclusive worldwide license for marketing rights to various proprietary chemicals and a non-exclusive worldwide license for marketing rights to certain proprietary remediation technologies. However, in the agreement, when we name a particular customer, the marketing rights to that customer become exclusive to Summit. This was the second key piece to completing the agreements with Asah Terra and its customer, Shell Oil of Nigeria.

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

Date: September 19, 2006

Summit Environmental Corporation, Inc.

By /s/ B. Keith Parker
B. Keith Parker, Chief Executive Officer