Form 10QSB
period 2006-09-30
SUMMIT ENVIRONMENTAL CORP INC
filed 2006-12-21
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of December 15, 2006, there were 26,536,001 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SUMMIT ENVIRONMENTAL CORPORATION, INC.
CONDENSED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$91,222	$316,798
Accounts Receivable, less allowance for doubtful
accounts of $169,317	204,024	356,429
Inventory	969,453	1,056,890
Restricted Cash	50,000	50,000
Prepaid Expenses	116,651	117,932
Total Current Assets	1,431,350	1,898,049

Property and Equipment at Cost
Property and Equipment	369,064	359,962
Accumulated Depreciation and Amortization	(69,991)	(59,150)
Net Property and Equipment	299,073	300,812

Other Assets
Prepaid Royalties	451,938	460,354
Deposits	2,118	2,180
Patents -net of accumulated amortization
of $ 1,246,882 and $ 1,128,133	1,128,118	1,246,867
Licenses-net of accumulated amortization
of $ 79,407 and $ 63,120	246,313	262,600
Total Other Assets	1,828,487	1,972,001

Total Assets	$3,558,910	$4,170,862

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$177,706	$270,478
Notes Payable	236,945	630,047
Accrued Liabilities	79,375	85,046
Total Current Liabilities	494,026	985,571

Long-term Liabilities
Notes Payable	$547,568	$-

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000
shares authorized, no shares issued
Common stock, par value $.001; 40,000,000
shares authorized, 25,918,687 shares issued	25,919	25,697
Additional Paid in Capital	12,923,953	11,490,200
Accumulated Deficit	(10,407,556)	(8,305,606)
Treasury Stock - 10,000 shares	(25,000)	(25,000)
Total Stockholders' Equity	2,517,316	3,185,291

Total Liabilities and Stockholders' Equity	$3,558,910	$4,170,862

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005

Sales	$75,384	$695,244

Returns and Allowances	(234)	(1,549)

Net Sales	75,150	693,695

Cost of Sales
Cost of sales	36,504	325,377

Gross Profit	38,646	368,318

Operating Expenses
Selling, general, and administrative expenses	622,966	351,317
Amortization	45,012	42,512
Depreciation	3,614	3,031
Total operating expense	671,592	396,860

Net Earnings (Loss) from Operations	(632,946)	(28,542)

Other Income (Expense)
Interest income	671	826
Interest expense	(36,491)	(3,839)
Royalty income	2,206
Miscellaneous	(13,581)	(10,041)
Total other income (expense)	(47,195)	(13,054)

Net Loss	$(680,141)	$(41,596)

Net Earnings (Loss) per Share	$(0.03)	$(0.00)

Weighted Average Shares	25,895,389	24,109,395

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Sales	$402,997	$1,050,600

Returns and Allowances	(234)	(1,855)

Net Sales	402,763	1,048,745

Cost of Sales
Cost of sales	195,688	522,122

Gross Profit	207,075	526,623

Operating Expenses
Selling, general, and administrative expenses	2,009,686	895,169
Amortization	135,036	125,599
Depreciation	10,841	8,775
Total operating expense	2,155,563	1,029,543

Net Earnings (Loss) from Operations	(1,948,488)	(502,920)

Other Income (Expense)
Interest income	5,205	2,946
Interest expense	(100,078)	(7,281)
Royalty income	3,681
Miscellaneous	(62,272)	(13,565)
Total other income (expense)	(153,464)	(17,900)

Net Loss	$(2,101,952)	$(520,820)

Net Earnings (Loss) per Share	$(0.08)	$(0.02)

Weighted Average Shares	25,798,316	23,574,094

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005

Cash Flows from Operating Activities
Net loss	$(2,101,952)	$(520,820)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
Amortization	135,036	125,599
Depreciation	10,841	8,775
Common stock and options issued for services	690,534	2,460
Change in assets and liabilities
Accounts receivable	152,405	(206,580)
Inventory	87,437	(343,428)
Prepaid expenses and deposits	9,759	29,119
Accounts payable	(92,772)	235,357
Accrued liabilities	(5,671)	9,586
Net cash used in operating activities	(1,114,383)	(659,932)

Cash Flows from Investing Activities
Acquisition of property and equipment	(9,100)	(5,682)
Net cash used in investing activities	(9,100)	(5,682)

Cash Flows from Financing Activities
Loan proceeds	560,000	210,500
Loan principal repayments	(405,534)	(9,600)
Proceeds from sale of stock	743,441	555,826
Net cash provided by financing activities	897,907	756,726

Net Increase (Decrease) in Cash	(225,576)	91,112

Cash - Beginning of Period	316,798	460,257

Cash - End of Period	$91,222	$551,369

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The balance sheet of Summit Environmental Corporation, Inc., the “company”, at December 31, 2005 has been taken from the company’s audited financial statements at that date. The balance sheet at September 30, 2006, the statement of operations for the three months and nine months ended September 30, 2006, and the statement of cash flows for the nine months ended September 30, 2006 have been prepared by the company without audit. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operation of the company. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results, which may be expected for the fiscal year ended December 31, 2006. The interim financial statements should be read in conjunction with the audited financial statements of the company for the year ended December 31, 2005.

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
September 30, 2006
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

As of December 31, 2005, the Company has financed, with recourse, certain accounts receivable. The related credit facilities are subject to recourse in that the Company is obligated to pay amounts due to the participating financial institution in the event the customer fails to pay. The outstanding balance on such receivables at September 30, 2006, was $47,381. Fees associated with these transactions are recorded as interest expense in the statement of operations. The agreement allows the Company to finance an aggregate amount of $1,000,000.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2006
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
September 30, 2006
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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred, which totaled $124,905, $284,409, $54,776 and $97,311 for the three and nine months ended September 30, 2006 and 2005, respectively.

Shipping and handling costs

The Company includes shipping and handling costs in “Selling, general and administrative expenses” for purposes of income statement presentation. Shipping and handling costs were approximately $6,095, $25,789, $16,683 and $30,103 for the three and nine months ended September 30, 2006 and 2005, respectively.

Research and development costs

The costs associated with research and development activities are expensed as incurred. Total research and development costs were approximately $5,229, $34,253, $816 and $28,927, for the three and nine months ended September 30, 2006 and 2005, respectively.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2006
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

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The amount of compensation expense related to options issued for services during the three and nine months ended September 30, 2006, and recognized in the financial statements, was $100,029, or $.004 per share, and $300,087, or $.004 per share.

2.	PATENT

On November 2, 1998, the company purchased via issuance of common stock and a note payable, patent rights and intellectual property rights to various fire suppression products for a purchase price of $2,375,000. This purchase required initial cash payments of $150,000 and 1,625,000 shares of common stock of the company to be issued and delivered to BioGenesis Enterprises, Inc. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $39,583 for the three month periods ended September 30, 2006 and 2005, and $115,175 and $116,962 for the nine month periods ended September 30, 2006 and 2005, respectively.

3.	LICENSES

Prior to 2005, licenses for exclusive marketing rights to various products have been acquired for fees totaling $175,200 from related parties. During 2005, the Company purchased a license for exclusive marketing and development rights to certain proprietary trade secret chemical formulations. The license was acquired for 240,000 shares of common stock and was valued at $150,000 based on the stock price at that time. The prices paid were demanded by the seller. The company is the manufacturer/supplier of the products. The estimated aggregate amortization expense of licenses for each of the five succeeding years is $21,715 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $5,429 and $2,920 for the three month periods ended September 30, 2006 and 2005, and $16,287 and $8,760 and for the nine month periods ended September 30, 2006 and 2005.

Worldwide exclusive marketing rights to BioRemediation Technology developed by Mohsen C. Amiran, Ph.D. were acquired for stock in the amount of 360,000 shares and warrants for 180,000 shares of stock exercisable at $1.00 per share during the first quarter of 2003.

During the first quarter of 2006, the Company entered into an agreement with BioGenesis Enterprises, Inc. for the exclusive license to use and implement certain proprietary chemicals, and a marketing and technology license agreement with Asah Terra Nigeria Joint Venture #1, The license with BioGenesis is not in effect as of September 30, 2006 (see footnote 9). The provisions of these agreements are disclosed in previously filed Forms 8-K.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

4.	NOTES PAYABLE

As of September 30, 2006, notes payable consisted of the following:

Note payable to Paul and Gloria Burke, due in monthly installments of $6,561, including interest at 13%. The amortization period is 20 years and the maturity date is August 2011. Secured by the building and the guaranty of one of its officers.	$556,232

Note payable, Austin Bank, interest is payable monthly at 9.25%, with a balloon payment due September 2007. Secured by a $50,000 certificate of deposit at Austin Bank and the personal guaranty of a stockholder.	180,900

Note payable, Pacific Business Capital Corporation, due on demand. Interest is computed based on the accounts receivable purchase discount rate of 1.5% plus an additional .1% per day for past-due accounts. Secured by the Company’s accounts receivable, inventory, property and equipment and the guaranty of one of its officers.	47,381

784,513
Less current maturities	236,945

Non-current maturities	$547,568

5.	LEASES

The company is obligated under various operating leases for equipment, vehicles, and office and warehouse space. Rent expense for all operating leases was $5,428, $18,928, $20,439 and $48,591 for the three and nine months ended September 30, 2006 and 2005, respectively.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2006
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

At September 30, 2006, there were 385,000 options to purchase shares of common stock outstanding pursuant to the Plan and 1,220,000 options to purchase shares of common stock outstanding pursuant to the 2004 Plan.

Warrants

There were 4,626,776 warrants outstanding as of September 30, 2006, 3,565,107 warrants exercisable at $0.50 per share through December 31, 2006 and 1,061,669 warrants exercisable at $2.00 per share through March 3, 2007. On December 13, 2006 the board of directors amended the terms of these warrants. 3,565,107 warrants are exercisable at $0.05 per share through January 31, 2007 and 1,061,669 warrants are exercisable at $0.05 per share through January 31, 2007 then at $2.00 per share through March 3, 2007.

7.	RELATED PARTY TRANSACTIONS

The following transactions occurred between the company and related parties:

The company and another business with common shareholders share office space and the related expenses.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2) pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the company to pay BioGenesis a periodic royalty of $.40 per 16-oz. can and an equivalent (approximately 7 percent) on all other product categories using the fire suppressant technology. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The company has prepaid royalties to BioGenesis totaling $460,354 as of December 31, 2005 and $451,938 as of September 30, 2006. Included in accounts payable is $3,691 due to BioGenesis at September 30, 2006, for goods received and royalties due. We credited against the advance royalties $1,165 for the third quarter of 2006 and $12,110 for the third quarter of 2005. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004.

8.	CONCENTRATIONS

Approximately 78% percent of the sales during the nine months ended September 30, 2006 were made to four customers and 89% percent of the sales during the nine months ended September 30, 2005 were made to four customers.

9.	COMMITMENTS AND CONTENGENCIES

The Company has a commitment to BioGenesis Enterprises, Inc. for the acquisition of certain proprietary remediation technology licenses in exchange for 500,000 shares of the Company’s common stock and 500,000 stock purchase options. The transaction has not been completed at September 30, 2006.

10.	SUBSEQUENT EVENTS

Our new management has commenced a review of the facts surrounding the legal propriety of the royalty payments that have been paid over the years to Moonlighting Distribution Corporation and its shareholders. Moonlighting is a corporation under the control of the former CEO through majority ownership of it and has been affiliated with our company through common officers and directors.

On December 13, 2006 the board of directors approved a stock and salary compensation plan for certain officers and directors. The plan calls for 6,000,000 shares of common stock to be issued to the CEO and CFO upon approval of the plan; the number of shares to be issued is 4,000,000 and 2,000,000, respectively. As of December 21, 2006 these shares have not been issued. In addition, the plan specifies certain shares to be issued and cash compensation to be paid contingent upon certain future targets being reached.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the nine-month period ended September 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - Third Quarter of 2006 Compared to Third Quarter of 2005

Summit Environmental’s sales for Q3 2006 were 11 percent of Q3 2005 sales - $75,150 in Q3 2006 compared to $693,695 in Q3 2005. Gross margin was 51 percent for Q3 2006 compared to 53 percent for Q3 2005.

Operating expenses increased 169 percent during Q3 2006 over Q3 2005. Operating expenses increased by $274,732 from $396,860 in Q3 2005 to $671,592 in Q3 2006. The increase was due primarily to the following: Marketing and travel expenses increased due to the efforts headed up by Paul Kowalenko (Director of International and Forest Service Sales), Robert Heggie (Director of Retail Sales Development) and Gordon Lewis (Director of Remediation and Engineering). Our new completed products liability insurance required a $41,000 deposit in January. Eighty percent (80%) of the $64,000 balance was paid by 9-30-06. Consulting fees and travel reimbursement expense increased due to four persons now being involved in marketing where previously there had only been one.

Amortization and depreciation were $48,626 in Q3 2006 and $45,543 in Q3 2005.

Summit had a net loss of $680,141 for Q3 2006, up from a net loss of $41,596 for Q3 2005, a $638,545 or a 1,535 percent increase. The increase in the net loss was attributed primarily to our increase in marketing and associated travel expense and our substantial decrease in sales.

Results of Operations - First Three Quarters of 2006 Compared to First Three Quarters of 2005

Summit Environmental’s sales for the first three quarters of 2006 were 38 percent of the first three quarters of 2005 sales - $402,763 in the first three quarters of 2006 compared to $1,048,745 in the first three quarters of 2005. Gross margin was 51 percent for the nine months ended September 30, 2006 compared to 50.2 percent for the nine months ended September 30, 2005. Sales have not reached a level to generate consistent gross margin percentages.

Operating expenses increased 109 percent during the first three quarters of 2006 over the first three quarters of 2005. Operating expenses increased by $1,126,020 from $1,029,543 in the nine months ended September 30, 2005 to $2,155,563 in the nine months ended September 30, 2006.

Amortization and depreciation were $145,877 in the first nine months of 2006 and $134,374 in the first nine months of 2005.

Summit had a net loss from operations of $2,101,952 for the first three quarters of 2006, up from a net loss of $520,820 for the first three quarters of 2005, a $1,581,132 or a 304 percent increase. The increase in the net loss was attributed primarily to the additional marketing, travel, insurance premium, television commercial, fulfillment, new product development expense.

OVERVIEW - RECENT DEVELOPMENTS

After the third quarter, our company severely changed direction. Our chief financial officer Chris Dellinges, resigned in October. Our chief executive officer, Keith Parker, resigned in November, suffering from acute stress attributable, he believes, to our company’s continued failure to generate significant sales.

A new chief executive, Doug Cox, an experienced businessman, agreed to take over the top management of our company. A new chief financial officer, Don Jordan, also an experienced businessman and CPA, joined us as our new chief financial officer. We cut our paid staff down to zero. Both Cox and Jordan have their own staffs that will provide, at no direct cost to Summit, the necessary staff work for the company.

The directors approved the outline of a new business plan. Based on Cox’s and Jordan’s analysis, we have not focused on directing our human and financial resources meaningfully. We are postponing or dropping all efforts on promoting the array of products we have and will concentrate on promoting our best and core product - our fire suppression and retardant products.

We are moving our executive offices to San Diego, California, where president Doug Cox maintains his staffed offices.

Last March we were advised by Applied Research Laboratories (“ARL”) that our fire suppression products should be recertified. New standards had been adopted, and we were told to cease providing our product to the market in containers stamped with ARL approval until recertification had been obtained; however, we are allowed to sell containers already filled with product on March 16 and we are not required to recall containers on the retailers’ shelves. The approval of ARL is essential. While ARL is not a government agency, its approval of products is required by virtually all retailers of products that could cause bodily harm or death.

We rather quickly demonstrated to ARL that our fire suppression products meet all new standards except one - the speed and ability to extinguish a controlled “crib fire.” The old standard was a fire in a 5-foot-by-5-foot carefully stacked tower of wood. The new standard was a 6-foot-by-6-foot crib - which is a 73 percent increase in volume. We are in the process of meeting the new requirements and anticipate our doing so in the near future.

During the period from the receipt of the letter from ARL last March to the present day, we have filled no containers with our fire suppressant products and have limited our products’ exposure to the market to what was already on the retailers’ shelves or in filled containers on the way to retailers to fill orders on hand when the ARL letter was received.

Our new management has commenced a review of the facts surrounding the legal propriety of the royalty payments that have been paid over the years to Moonlighting Distribution Corporation and its shareholders. Moonlighting is a corporation under the control of the former CEO through majority ownership of it and has been affiliated with our company through common officers and directors.

On December 13, 2006 the board of directors approved a stock and salary compensation plan for certain officers and directors. The plan calls for 6,000,000 shares of common stock to be issued to the CEO and CFO upon approval of the plan; the number of shares to be issued is 4,000,000 and 2,000,000 respectively. As of December 21, 2006 these shares have not been issued. In addition, the plan specifies certain shares to be issued and cash compensation to be paid contingent upon certain future targets being reached.

On December 13, 2006 the directors also voted (i) to extend to January 31, 2007 the expiration date on 3,565,107 outstanding warrants set to expire on December 31,2006 and to lower the exercise price to $0.05; and (ii) to lower until January 31, 2007 from $2.00 to $0.05 the exercise price of 1,061,669 warrants that expire March 3, 2007.

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

Our future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the inability of the company to obtain needed additional capital, loss of personnel, particularly chief executive officer Doug Cox, and chief financial officer Don Jordan ,as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as our fire suppressant or is able to discover the additives to our fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company’s fire suppressant products.

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

Item 2.    Unregistered Sales of Equity Securities

The table below sets forth issuances of our common stock during the third quarter of 2006 not previously reported in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506:

		No. of	Price	Type of
Date	Person	Shares	Per Share	Consideration

10-19-06	Keith Parker	22,500	$0.43	Services as an officer of Summit
10-19-06	Paula Parker	15,000	$0.43	Services as an officer of Summit
10-19-06	Chris Dellinges	30,000	$0.43	Services as an officer of Summit
10-19-06	Paul Kowalenko	15,314	$0.43	Services as director of marketing
10-19-06	Gordon Lewis	12,000	$0.43	Services as director of marketing
10-19-06	Mohsen Amiran	22,500	$0.43	Research and development services

Item 6.    Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit No.	Description

2.1	-	Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc. and Summit Technologies, Inc.**

3.1	-	Articles of Incorporation of Summit Environmental Corporation, Inc.*

3.1.1	-	Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

3.2	-	Bylaws of Summit Environmental Corporation, Inc.*

5	-	Opinion of Thomas J. Kenan, Esquire, on the legality of the securities being registered.+++

10.1	-	1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

10.3	-	Limited Exclusive Marketing Bilateral Agreement Between Moonlighting Distribution Corporation-USA and Summit Technologies, Inc. (Poder Sexual, Ultimate Stressex and/or Poder 24)*

10.4	-
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

Date: December 21, 2006
Summit Environmental Corporation, Inc.

	By:	/s/ Doug Cox
Doug Cox, Chief Executive Officer