Form 10KSB
period 2006-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2007-04-16
CIK 1057807

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Summit Environmental Corporation, Inc.
(Exact name of registrant as specified in its charter)

Texas	333-48659	73-1537206
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

12264 El Camino Real #400, San Diego, CA 92130
Telephone (800) 522-7841
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

210 South Green. Longview, TX 75601
800-522-7841
____________________________________________________
(Former address and telephone number of registrant's principal executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State issuer’s revenues for its most recent fiscal year: $389,325

State the aggregate market value of the 16,739,144 voting and non-voting common equity held by non-affiliates computed by reference to the $0.095 average bid and asked price of such common equity, as of April 10, 2007: $1,590,219.

As of February 22, 2007, there were 30,536,001 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Item 8A(T)	Controls and Procedures	26

Item 8B	Other Information	27

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	26
	Audit Committee and Audit Committee Financial Expert	29
	Code of Ethics	29
	Compliance with Section 16(a) of the Exchange Act	30

Item 10	Executive Compensation	30
	Employment Contracts	31
	Stock Options	31
	Compensation of Directors	31

Item 11	Security Ownership of Certain Beneficial Owners and Management	32

Item 12	Certain Relationships and Related Transactions	33

Item 13	Exhibits	33

Item 14	Principal Accountant Fees and Services	35

Signatures		37

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Our company, Summit Environmental Corporation, Inc., markets products manufactured for us by unaffiliated companies. We either own the patent and other intellectual property rights to our products, or we have licenses from the owners of the intellectual property rights to our products.

Our principal product is a non-toxic, biodegradable firefighting foam called FlameOut(TM).

We have not been successful in achieving profits or positive cash flow.

Recent Developments. After the third quarter last year, our company severely changed direction. Our chief financial officer, Chris Dellinges, resigned in October. Our chief executive officer, Keith Parker, resigned in November. A new chief executive, Doug Cox, an experienced businessman, took over the top management of our company as our new Chief Executive Officer. A new chief financial officer and president, Don Jordan, also an experienced businessman and CPA, joined us as our new Chief Financial Officer and President. We cut our paid staff down to zero. Both Cox and Jordan have their own staffs that are presently providing, at no direct cost to Summit, the necessary staff work for the company.

The board of directors approved a stock and salary compensation plan for CEO Cox and CFO Jordan. The plan calls for 4,000,000 shares of common stock to be issued to Cox and 2,000,000 to be issued to Jordan. In addition, the plan specifies certain shares to be issued and cash compensation to be paid contingent upon certain future targets being reached.

The directors approved the outline of a new business plan. We are postponing or dropping all efforts on promoting the array of products we have and will concentrate on promoting our best and core product - our fire suppression and retardant products.

We have moved our corporate offices to San Diego, California, where CEO Doug Cox maintains his staffed offices. CFO Don Jordan will maintain his staffed office in Dallas, Texas.

When Doug Cox, our new CEO, took the role as CEO in late November 2006, his initial goals were to determine the financial status of the company, evaluate the company’s products, and position the company for immediate sales revenue.

His initial findings were quite disturbing. The company’s financial position was deeply in the red with little to no sales revenue looking forward. Further, the FlameOut aerosol extinguisher, our focused revenue product at the time, was under a cease-and-desist order that provided that we could not manufacture this product until we modified it to meet new certification standards. We also found that, beyond the patent for the FlameOut chemical formula, Summit had no other proprietary product ownership because the licensing agreements with BioGenesis were terminated due to a breach of agreement by Summit.

For the reasons above, our new management and our directors determined that focusing solely on the company’s environmentally friendly fire-fighting products offered the best opportunities for both domestic and global business growth and increased shareholder value. Since the aerosol extinguisher needed to be redesigned and reformulated, a focused attention then was given to our FlameOut bulk product.

As a result, we spent a substantial amount of time deeply evaluating all areas of Summit’s FlameOut bulk product, its certifications, competition and opportunities. We discovered that our FlameOut bulk product lacked a few certification requirements which limited its marketability within parts of the forestry, military and governmental markets. We are presently in the process of obtaining these certifications to position ourselves for sales opportunities in these markets.

To help determine the immediate sales and business opportunities for this product, we acquired some outside professional consulting advice. We concluded that our early sales success would come from fire departments in the Western Region of the country, specifically California, where they use more foam than in any other region. Since our corporate office was now located in Southern California, it was a natural place to start. It’s encouraging to note that many of the fire departments we have spoken with have been unaware of FlameOut and its capabilities, and yet they are open to its uniqueness. Thus, we believe the market potential for our FlameOut bulk product, specifically within the Western Region, is vast.

As a result, our marketing and sales strategy for 2007 is to minimize expenses and focus on the FlameOut bulk product sales to municipal fire departments. Our immediate sales will be slow, but in the third quarter of 2007 we expect to see a significant increase in sales which should stabilize the company’s financial position. Also in the third quarter, additional product certification procedures should be completed, providing Summit with sales and marketing opportunities within the forestry, industrial and governmental markets.

We will continue to learn from firefighting professionals and build strategic alliances to bring awareness to our company and product. We are also investing in research and development to strengthen our product and broaden our FlameOut product line.

With our new focused attention, team of consultants and the support of our product developer, Dr. Mohsen Amiran, we have the opportunity to be a significant player in the fire-suppressant and fire-retardant market.

Principal Products.

FlameOut Bulk Product

FlameOut® is an effective, efficient and environmentally responsible firefighting foam. It's listed with UL as a wetting agent for extinguishing Class A and B fires. It’s also listed by the USDA Forest Service as a Class A foam. Some other features include:

•	Encapsulates the fuel source, cools the fire, and smothers oxygen
•	Safe to store, handle and use
•	100% readily biodegradable
•	Non-corrosive to firefighting apparatuses
•	Non-toxic

FlameOut Aerosol Fire Extinguisher

In March 2006, we were advised by Applied Research Laboratories (“ARL”) that our aerosol products needed recertification. New standards had been adopted, and we were told to cease manufacturing containers stamped with ARL until recertification had been obtained. We are, however, allowed to sell all aerosol containers filled prior to March 16, 2006, and we are not required to recall any product on the retailers’ shelves. This product is currently under evaluation.

Distribution Methods

We market our bulk firefighting products both through strategic alliances and directly to the end user.

Competition

We own the patent and intellectual property rights to Surfactant Blend A - FlameOut®.

Raw Materials and Suppliers

The raw materials for our products are in abundant supply. Summit Environmental, by virtue of our purchase of the patent and intellectual property rights to Surfactant Blend A, has retained Dr. Amiran and his company, BioGenesis, to formulate and package our products on a cost-plus-10 percent basis.

Patents, Trademarks and Licenses

We own all patents and intellectual property rights associated with the firefighting products we market.

Seasonality

There is no known seasonal aspect to our business; however, summer fire season typically generates more activity.

Environmental Controls

We are not subject to environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

Number of Employees

As of March 15, 2007, we employed no persons full time and no persons part time. Our new management, Doug Cox and Don Jordan, each have staffs that are performing our staff duties at no cost to our company. In addition, we are using specialty independent contractors to assist in the developmental growth of the company.

ITEM 2. DESCRIPTION OF PROPERTY.

FACILITIES

We own no manufacturing plants. We lease space for storing inventory. CEO Doug Cox and CFO Don Jordan currently provide us office space at no cost.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The only matter submitted to a vote of the stockholders of our company during 2006 through the solicitation of proxies or otherwise was the annual election of directors at the January 2006 annual meeting of shareholders.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Summit’s Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board on April 5, 1999. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2005 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2005:
1st Qtr.	0.32	0.18
2nd Qtr.	0.46	0.17
3rd Qtr.	1.09	0.31
4th Qtr.	0.94	0.84

2006:
1st Qtr.	1.24	0.72
2nd Qtr.	0.88	0.52
3rd Qtr.	0.60	0.35
4th Qtr.	0.38	0.10

Holders. Based on information provided by our transfer agent, we had 632 shareholders of record of our common stock on February 22, 2007.

Dividends. We have declared no dividends on our Common Stock. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its Common Stock, but we have no plans to pay dividends in the foreseeable future and intend to use earnings for the expansion of its business.

Recent Sales of Unregistered Securities.

There were no issuances of our common stock during 2006 not previously reported in Forms 10-QSB as transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506:

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Financial Statements.”

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2005 and 2006:

Year ended December 31	2006	2005
Sales	100.0%	100.0%
Cost of Sales	329.0	59.0
Gross Margin	(229.0)	41.0
Operating Expenses	918.0	99.0
Other Income and Expenses, Net	47.0	2.0

Net income (loss)	(1194)%	(61.0)%

SALES

Our sales decreased from $1,793,502 in 2005 to $389,325 in 2006 - a decrease of 78 percent.

The amount of sales, by product segment, for 2005 and 2006, were as follows:

Product	2006	2005

Fire Suppressants	$382,587	$1,331,314
Ultimate Clean(R) Chemicals	2,347	2,661
Cosmetics	4,227	10,787
Energy Drinks(1)	164	422
Remediation Chemicals	0	448,318

(1)
In late 2003 we began test marketing an energy drink, similar to the Gatorade-like drinks, that was developed by Dr. Amiran, a director of our company and the inventor of all our products. No plans have been made to devote significant efforts to the promotion of this product.

The substantial decrease in sales of our fire suppressant products is attributed to the failure of prior management to fully grasp and pursue sales opportunities available to the company.

GROSS MARGIN

Our cost of sales in 2006 was 3.3 times the amount of sales and is primarily attributable to write-down of obsolete inventory of $981,940.

OPERATING EXPENSES

Our operating expenses increased from $1,782,565 in 2005 to $3,573,464 in 2006 - an increase of $1,790,899 despite a 70% decrease in sales to $389,325 in 2006 The increase in operating expenses is primarily due to non-cash compensation to officers and consultants equaling $1,539,499 and excessive overhead related to the management of the business. The $1,539,499 is added back to stockholder’s equity in the balance sheet.

NET LOSS

Our net loss increased from$1,088,943 in 2005 to $4,648,053 in 2006 - a 327% increase in net loss attributable to our 70% decrease in sales accompanied by substantial increases in costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

We ended the year with current assets of $124,523, current liabilities of $798,990 and a virtual collapse in revenue from sales. This performance cannot be sustained. Our principal executives resigned during the fourth quarter and were replaced with Doug Cox as CEO and Don Jordan as President and CFO. Overhead was cut to the bone - we now have no paid employees, and our new management provides a staff for the company at their expense. We have been able to raise $647,996 during the first quarter and April of 2007 through the sale of stock, an amount we anticipate will carry us to the third quarter when we anticipate our new business strategy will result in positive cash flow.

Notes Payable

We are obligated on three notes payable totaling $733,633, as follows:

•
$567,179 to Paul and Gloria Burke, secured by the land and building described in Item 2 and the guaranty of one of our former officers. Terms of the note require monthly payments of $6,561 including interest at 13%. The note had a maturity date of August 2011.

•	$119,073 to Austin Bank, secured by the personal guaranty of one of our directors. Interest at 9.25% is payable monthly, with a balloon payment due in June 2007.

•
$47,381 to Pacific Business Capital Corporation, secured by our accounts receivable, inventory, property and equipment and the guaranty of one of our former officers. This note is due on demand, and interest is computed based on the accounts receivable purchase discount rate of 1.5% plus an additional .1% per day for past-due accounts.

OUTLOOK

The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

In 2007, we are committed to focus on bulk firefighting products. We have contracted with top industry and technical experts to help guide our efforts. Below are some of our current strategies:

•
Focus on generating interest and sales of our FlameOut bulk product within municipal fire departments and forestry services in the Western Region. Product samples have been delivered to various departments and group demonstrations are planned. A distribution and customer service plan is being defined. Strategic alliances with companies are being pursued. Summit intends to repeat this template as efforts are expanded to other regions and market opportunities.

•
Summit is spending time and money in research and development to enhance our existing product and to develop new related products. Summit is also pursuing additional certifications that will lead to new markets and additional sales.

•
Summit is committed to being environmentally responsible. We want to help firefighters save lives and protect property by developing and marketing firefighting foams, retardants and other products that pose the smallest possible threat to the environment, firefighters, the communities they protect and the environment upon which we all depend. Further, we will strive to become a truly “green” company in all of our corporate activities.

•	Focus on generating interest and sales of our FlameOut bulk product within the U.S. government and military utilizing strategic alliances.

•	Review all domestic and international opportunities and pursue substantial opportunities that are a good fit.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
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

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations	$733,633	$173,093	$25,696	$38,001	$496,843

Capital Lease Obligations	$ 0

Operating Lease Obligations	$ 0

Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	$ 0

Total	$733,633	$173,093	$25,696	$38,001	$496,843

Our future results of operations and the other forward-looking statements contained in this Outlook involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the inability of the company to obtain needed additional capital, loss of personnel, particularly chief executive officer Doug Cox or chief financial officer and president, Don Jordan, as a result of accident or for health reasons, interruptions in the supply of inventory from manufacturers of the inventory, the development of a competing fire suppressant by a well-capitalized competitor that either is able to develop a new product with the same attributes as our fire suppressant or is able to discover the additives to our fire suppressant that give it its unique and superior qualities, and an accident involving life or serious bodily harm that fairly or unfairly would bring into question the safety of using the company’s fire suppressant products.

ITEM 7. FINANCIAL STATEMENTS.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
BALANCE SHEET
DECEMBER 31, 2006

2006
Assets
Current Assets
Cash and Cash Equivalents	$5,344
Accounts Receivable, less allowance for doubtful
accounts of $55,506	35,321
Note receivable - related party, less allowance of $20,496	-
Inventory	54,193
Prepaid Expenses	29,666
Total Current Assets	124,524

Property and Equipment at Cost
Property and Equipment	261,572
Accumulated Depreciation and Amortization	(7,672)
Net Property and Equipment	253,900

Other Assets
Prepaid Royalties	451,938
Deposits	2,118
Patents - net of accumulated amortization
of $1,286,501	1,088,499
Licenses - net of accumulated amortization
of $48,800	216,920
Total Other Assets	1,759,475

Total Assets	$2,137,899

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$357,698
Advances From Shareholders	115,311
Accrued Expenses	107,872
Notes Payable, current	251,745
Total Current Liabilities	832,626

Long-Term Liabilities
Notes Payable	481,888

Commitments and contingencies (Notes 6, 10 and 11)

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000
shares authorized, no shares issued	-
Common stock, par value $.001; 40,000,000
shares authorized, 26,576,957 shares issued	26,037
Additional Paid in Capital	13,775,640
Accumulated Deficit	(12,953,292)
Treasury Stock - 10,000 shares	(25,000)
Total Stockholders' Equity	823,385

Total Liabilities and Stockholders' Equity	$2,137,899

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Sales	$389,415	$1,793,502
Returns and Allowances	(90)	-
Net Sales	389,325	1,793,502

Cost of Sales
Cost of sales	1,280,839	1,064,677

Gross Profit	(891,514)	728,825

Operating Expenses
Selling, general, and administrative expenses	3,349,575	1,588,098
Amortization	204,048	180,013
Depreciation	19,476	14,454
Total operating expense	3,573,099	1,782,565

Net Earnings (Loss) from Operations	(4,464,613)	(1,053,740)

Other Income (Expense)
Interest income	6,652	5,587
Interest expense	(127,689)	(40,654)
Royalty income	3,681	1,599
Gain/Loss on Sale of Asset	(33,723)	(4,168)
Miscellaneous	(31,994)	2,433
Total other income (expense)	(183,073)	(35,203)

Net Loss	$(4,647,686)	$(1,088,943)

Net Earnings (Loss) per Share	$(0.19)	$(0.05)

Weighted Average Shares	23,945,019	23,945,019

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-In	Subscription	Accumulated	Treasury
	Shares	Amount	Capital	to Capital	Deficit	Stock	Total

Balances December 31, 2004	23,219,344	$23,220	$10,144,383	$-	$(7,216,663)	$(25,000)	$2,925,940

Sale of stock	964,000	964	384,636	-	-	-	385,600
Stock issued for services	360,686	361	296,261	-	-	-	296,622
Stock issued for license	240,000	240	149,760	-	-	-	150,000
Stock issued for warrants exercised	556,435	556	175,444	-	-	-	176,000
Stock issued for options exercised	12,500	13	1,988	-	-	-	2,001
Exercise of options issued for services	342,888	343	147,078	-	-	-	147,421

Sale of stock - shares not issued as of
December 31, 2005	-	-	14,400	-	-	-	14,400
Exercise of warrants for 352,500 shares of stock
($.50 per share) - shares not issued as of
December 31, 2005	-	-	176,250	-	-	-	176,250

Net Loss	-	-	-	-	(1,088,943)	-	(1,088,943)

Balance, December 31, 2005	25,695,853	$25,697	$11,490,200	$-	$(8,305,606)	$(25,000)	$3,185,291

Sale of stock							-
Stock issued for services	340,148	340	214,283				214,623
Stock issued for services							-
shares not issued as of December 31, 2006			694,000				694,000
Stock issued for license							-
Sale of stock							-
shares not issued as of December 31, 2006			639,501				639,501
Options issued for services							-
shares not issued as of December 31, 2006			231,100				231,100
Options issued for services							-
shares not issued as of December 31, 2006			400,116				400,116
Exercise of options for 380,123 shares of stock							-
shares not issued as of December 31, 2006			106,440				106,440
Net Loss					(4,647,686)		(4,647,686)

Balance, December 31, 2006	26,036,001	$26,037	$13,775,640	$-	$(12,953,292)	$(25,000)	823,385

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash Flows from Operating Activities
Net loss	$(4,647,686)	$(1,088,943)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
Amortization	204,048	180,013
Bad debt expense	(113,811)	(3,361)
Provision for inventory losses	913,209	-
Depreciation	19,476	14,454
(Gain) loss on sale of assets	33,723	4,168
Common stock and options issued for services	-	359,177
Change in assets and liabilities
Accounts receivable	434,919	(289,589)
Inventory	89,488	(704,782)
Prepaid expenses and deposits	96,744	69,218
Accounts payable	87,220	129,348
Accrued liabilities	22,826	47,001
Net cash used in operating activities	(2,859,844)	(1,283,296)

Cash Flows from Investing Activities
Acquisition of property and equipment	$(6,287)	$(29,327)
Net cash used in investing activities	(6,287)	(29,327)

Cash Flows from Financing Activities
Loan proceeds	$686,259	$762,950
Loan principal repayments	(467,362)	(382,903)
Restricted cash	50,000	(50,000)
Proceeds from sale of stock	2,285,780	839,117
Net cash provided by financing activities	2,554,677	1,169,164

Net Increase (Decrease) in Cash	(311,454)	(143,459)

Cash - Beginning of Period	316,798	460,257

Cash - End of Period	$5,344	$316,798

Supplemental cash flow information
Cash paid for interest		$127,689

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

Under new management, the Company has developed a Strategic Plan for years 2007 and 2008 that will focus on the sale of the Company’s core product, FlameOut bulk. The Strategic Plan focuses initially on the Western Region of the United States and ultimately into all regions of the United States by the middle of 2008. The Plan also includes establishing the Company as the “green solution” in all areas of fire fighting with a focus on saving lives and property. Targeted customers include municipal fire departments, forestry services, the military and other Federal government agencies.

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

The Company provides a reserve for sales returns and allowances in the same period as the related revenues are recognized, based on individual circumstances and historical experience. At December 31, 2006, no reserve was considered necessary.

The amount of sales by product segment, for the years ended December 31, 2006 and 2005, were as follows:

Product	2006	2005

Fire Suppressants	$382,587	$1,331,314
Ultimate Clean(R) Chemicals	2,347	2,661
Cosmetics	4,227	10,787
Remediation Chemicals	0	448,318
Energy Drinks(1)	164	422
Total revenue	$389,325	$1,793,502

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

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Inventories

Inventories, which consists of raw materials and products held for resale, are recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2006, fire suppression inventory was $54,193.

The Company periodically reviews inventory to determine which products, if any, are no longer marketable. The Company establishes a reserve for obsolete inventory to reduce its cost to management’s estimate of its net realizable value based on forecasts of sales for ensuing years and other factors. At December 31, 2006, no reserve was considered necessary.

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

Property and Equipment

Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by the straight-line method. .

Major repairs or replacements of property and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

When units of property are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The estimated service lives used in determining depreciation and amortization are:

Description	Estimated Service Life

Office furniture and equipment	5 - 7 years
Building and improvements	39 years
Leasehold improvements	4 years

Advertising and Marketing

Advertising and marketing costs are expensed as incurred, which totaled $439,124 and $217,281 for 2006 and 2005, respectively.

Shipping and handling costs

The Company has changed its policies and now includes shipping and handling costs in "Cost of Sales" rather than “Selling, general and administrative expenses” for purposes of income statement presentation. Shipping and handling costs were approximately $45,000 and $55,000, for the years ended December 31, 2006 and 2005, respectively.

Research and development costs

The costs associated with research and development activities are expensed as incurred. Total research and development costs were approximately $42,000 and $10,000, for the years ended December 31, 2006 and 2005, respectively.

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

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

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

The Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

	2006		2005
	As Reported	Pro forma	As Reported		Pro forma

Stock-based employee compensation cost	$908,283			$$296,622	$455,365
Net loss	$(4,648,053)		$	$(1,088,943)	$(1,247,686)
Loss per share	$(.19)	$(.0)		$(.05)	$(.05)

The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively: risk free interest rate of 2.98% and 4.02% for 2006 and 2005, expected life of 1 - 10 years; expected volatility of 160% and 156% for 2006 and 2005; dividend yield of 0%; and an exercise price of $0.92 and $0.42 for 2006 and 2005. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders.

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

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The amount of compensation expense related to options issued for services during the twelve months ended December 31, 2006, and recognized in the financial statements, was $1,539,499.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." This Statement will require the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will be effective for awards that are granted, modified or settled in cash in interim and annual financial periods beginning after December 15, 2005. Management has not yet determined what impact this statement will have on the Company's future financial position or results of operations.

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

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, including voluntary changes. Rather than reporting voluntary changes in accounting principles in net income of the current period, this Statement requires retrospective application to prior periods unless it is impracticable to do so. This Statement also requires that a change in depreciation and amortization be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement will be effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. Management does not believe adoption of this Statement will have a material impact on the Company's financial position or results of operations.

Effective January 1, 2006, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement now requires companies to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants to employees) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	ACCOUNTS RECEIVABLE

As of December 31, 2006, the Company has financed, with recourse, certain accounts receivable. The related credit facilities are subject to recourse in that the Company is obligated to pay amounts due to the participating financial institution in the event the customer fails to pay. The outstanding balance on such receivables at December 31, 2006, was $35,321. Fees associated with these transactions are recorded as interest expense in the statement of operations. The agreement allows the Company to finance an aggregate amount of $1,000,000.

2.	INVENTORY

Finished goods	$54,193
Raw materials	0
$54,193

3.	PATENT

On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $150,000 and 1,625,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc. On January 14, 1999, 750,000 shares were issued as a down payment for the patent rights. On February 2, 1999, $150,000 in cash was paid, and in December, 1999, we issued 875,000 shares in full satisfaction of any further amounts due. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $158,368 and $158,333 for the years ended December 31, 2006 and 2005, respectively.

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

The licenses owned by the Company do not have finite lives and will expire only upon the event the related products are no longer sold by the Company. Management has estimated useful lives for each of the licenses based upon its expectations of the viability of the specific products and is recording amortization of those licenses over those periods. The estimated aggregate amortization expense of licenses for each of the five succeeding years is expected to be $21,680 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $21,680 and $21,716 for the years ended December 31, 2006 and 2005, respectively.

Subsequent to December 31, 2006, management determined that the license purchased from Moonlighting, a related party, is invalid. Therefore, an impairment loss of $24,000 was recognized as of December 31, 2006, leaving the licenses for exclusive marketing rights to various products having been acquired for fees totaling $115,720.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

5.	ACCRUED EXPENSES

Accrued expenses are made up of the following as of December 31, 2006:

Commissions	$14,664
Salaries	4,642
Taxes	18,437
Royalties	34,208
Interest	35,921
$107,872

6.	NOTES PAYABLE

As of December 31, 2006, notes payable consisted of the following:
Note payable, to Paul and Gloria Burke, due in monthly
Installments of $6,561, including interest at 13%. The
Amortization period is 20 years and the maturity date is
August 2011. Secured by the building and the guaranty
of one of its officers.	$567,179
Note payable, Austin Bank, interest is payable monthly at
9.25%, with a balloon payment due June 2007. Secured by
the personal guaranty of a stockholder.	119,073
Note payable, Pacific Business Capital Corporation, due
on demand. Interest is computed based on the accounts
receivable purchase discount rate of 1.5% plus an additional
.1% per day for past-due accounts. Secured by the Company’s
accounts receivable, inventory, property and equipment and the
guaranty of one of its officers.	47,381
733,633
Less current maturities	251,745
Non-current maturities	$481,888

7.	INCOME TAXES

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

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The deferred tax assets include the following components:

Deferred tax assets:
Current	$18,870
Noncurrent	4,052,270
Valuation allowance	(4,054,530)
Deferred tax assets, net	-
Deferred tax liabilities:
Current	-
Noncurrent	-
-
$-

The valuation allowance was established to reduce the deferred tax asset for the amounts that more likely than not will not be realized. This reduction is primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards. The valuation allowance increased $1,207,630 and $385,860 in 2006 and 2005, respectively. The Company has a net operating loss carryforward of approximately $12,953,292 of which $605,000 expires in 2018, $882,000 expires in 2019, $1,200,000 expires in 2020, $819,000 expires in 2021, $1,240,000 expires in 2022, $1,190,000 expires in 2023, $1,174,000 expires in 2024, $1,084,000 expires in 2025, and 4,648,053 expires in 2026.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under various operating leases for equipment, and office and warehouse space. Rent expense for all operating leases was approximately $29,072 and $65,404 for 2006 and 2005, respectively, which includes related party rent expense of $-0- and $-0-, respectively.

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

Late in 2002, the Company was made aware that Lady Burd(R) did not have the patents on the products that it represented to the Company. Also at this time, Lady Burd(R) notified the Company that it did not have an agreement with the Company and it has no obligation to complete this transaction.

Lady Burd commenced litigation against the Company in New York, and the Company commenced litigation against Lady Burd in Longview, Texas. The two suits are being settled with the Company obtaining ownership of the formula (not patented) for a purchase price of 500,000 shares of stock and $62,000 instead of 500,000 shares of stock and $350,000. Of the $62,000, $50,000 has been paid.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

Private placement

During the first quarter of 2006, 1,658,000 shares of common stock were sold in a private placement at $.60 per share. . As noted below, warrants to acquire additional shares were issued along with the shares under the private placements. Also, during the first quarter of 2006 warrants representing 380,123 shares of stock were exercised for $106,440.

During the third quarter of 2005, 772,500 shares of common stock were sold in a private placement at $.40 per share. During the fourth quarter of 2005, 227,500 shares of common stock were sold in a private placement at $.40 per share. As noted below, warrants to acquire additional shares were issued along with the shares under the private placements.

Warrants

During 2003 and 2004, the Company issued warrants to acquire 2,256,500 and 1,354,000 shares of common stock, respectively, for a price of $.25 per share through an extended date of October 2004, in connection with private placement offerings. During 2004, 2,097,000 of these warrants were exercised and 1,333,500 expired. During 2005 the Company reinstated the 1,333,500 expired warrants at an exercise price of $.50 per share expiring in December 2006. In addition, during 2005, the Company issued additional warrants to one of the warrant holders to acquire 5,000 shares of common stock for $.50 per share through August 2006. During 2005, 95,000 of these warrants were exercised. As of December 31, 2006, 1,423,500 of these warrants were still outstanding. The business purpose for reinstating the warrants was to encourage additional investment in the Company. There is no additional expense related to the reinstatement as the warrants were issued in connection with private placement offerings.

During 2004, the Company issued warrants to acquire 1,321,250 shares of common stock for $0.50 per share through January 30, 2005, in connection with private placement offerings. 460,000 of these warrants were exercised during 2004. During 2005, the expiration date of these warrants was extended to December 31, 2006. The business purpose for extending the expiration date of the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, the exercise price was temporarily reduced to $.35 per share, at which price 367,143 of these warrants were exercised. The exercise price was then readjusted to $.50 per share, at which price 150,000 shares were exercised. As of December 31, 2006, 344,107 of these warrants were still outstanding.

During 2004, the Company issued warrants to acquire 1,000,000 shares of common stock for $1.00 per share through May 7, 2005, in connection with private placement offerings. During 2005, the expiration date of these warrants was extended to December 31, 2006 and the exercise price was reduced to $.50 per share. The business purpose for extending the warrants and reducing the exercise price was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, none of these warrants were exercised. As of December 31, 2006, all of these warrants were still outstanding.

During 2005, the Company issued warrants to acquire 1,000,000 shares of common stock for $.50 per share through December 31, 2005, in connection with private placement offerings. During 2005, the expiration date of these warrants was extended to January 18, 2006. The business purpose for extending the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is not additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, 202,500 of these warrants were exercised. As of December 31, 2006, 797,500 of these warrants were still outstanding.

In December of 2006 the Board of Directors voted to change the of all the outstanding warrants to $.05 per share and extend the expiration date until January 31, 2007.

Common Stock Options

1998 Plan

During 1998 the directors and stockholders approved the 1998 Stock Option Plan (the “Plan”) of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 500,000. As of December 31, 2006,385,000 of these options are exercisable; all with an exercise price of $.30 per share. The weighted-average remaining contractual life of the outstanding options under this Plan at December 31, 2006, was 4 years.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Plan for the two years ended December 31, 2006:

		Option Price
		Weighted
	Number of	Average	Total Option
	Shares	Per Share	Price
Outstanding at December 31, 2004	395,000	$0.30	$118,500
(395,000 exercisable)
For the year ended December 31, 2005:
Granted	-	-	-
Exercised	(10,000)	$0.30	(3,000)
Expired	-	-	-
Outstanding at December 31, 2005	385,000	$0.30	$115,500
(395,000 exercisable)
For the year ended December 31, 2006:
Granted	-	-	-
Exercised
Expired	-	-	-
Outstanding at December 31, 2006	385,000	$0.30	$115,500

During 2002, the Company reduced the exercise price for all stock options from $1.00 per share to $0.30 per share.

2004 Plan

During 2004, the board of directors approved the 2004 Stock Option Plan (the “Plan”) of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 1,000,000. As of December 31, 2006, 1,220,000 of these options are exercisable; with exercise prices ranging from $.16 to $.92 per share. The weighted-average remaining contractual life of the outstanding options under this Plan at December 31, 2006, was 8 years. The weighted-average grant-date fair value of options issued under this Plan during 2006 and 2005 was $0.92 and $.42, respectively.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Plan for the two years ended December 31, 2006:

		Option Price
	Number of		Total Option
	Shares	Per Share	Price
For the year ended December 31, 2005:
Granted	380,000	$0.42	$159,600
Exercised	(82,500)	(.16)	(13,200)
Expired	-	-	-
Outstanding at December 31, 2005	780,000	$0.29	$223,600
(482,500 exercisable)
For the year ended December 31, 2006:
Granted	440,000	0.92	404,800
Exercised
Expired	-	-	-
Outstanding at December 31, 2006	1,220,000	$0.52	$628,400

Outside of Plan

During 2001, the Company issued options outside the Plan to purchase 250,000 shares of common stock at $0.50 to a strategic alliance partner. During 2004, the Company reduced the exercise price to $0.40 and extended the expiration of these options to June 30, 2005. During January 2005, the expiration date of these options was extended to February 12, 2006. During 2005, 50,000 of these stock options were exercised. As of December 31, 2006, 200,000 of these stock options are exercisable. According to SFAS 123, Accounting for Stock-Based Compensation, additional expense is to be recognized if the modification of the terms causes the new award to be more valuable than the original award. The Company determined that no additional expense is to be recognized as the value of the new awards is less than the value of the original award.

During 2004, the Company issued options to purchase 188,584 shares of common stock at $0.20 per share to a consultant offering investment and marketing advice. During 2004, 94,292 of these options were exercised, with the remainder being exercised during 2005. During 2005, 94,292 of the remaining 2004 issued options were exercised at $.20 per share. Also, During 2005, the Company issued additional options to this consultant to purchase 237,192 shares of common stock at $.28 per share of which 118,596 of those shares were exercised in 2005. As of December 31, 2005, 118,596 of these options were exercisable. During 2006, the Company issued additional options to this consultant to purchase 261,534 shares of common stock at $.28 per share. As of December 31, 2006, 0 of these options were exercisable. For the year ended December 31, 2006 and 2005, $231,100 and $62,555 has been recognized in expense in connection with services provided under this option contract, respectively.

Common Stock Issued for Services Rendered

During 2006, the Company issued1,308,399 shares of stock ranging from $0.11 to $0.88 per share to officers and employees of the Company for services rendered. During 2005, the Company issued 259,882 shares of stock ranging from $0.20 to $1.36 per share to officers of the Company for services rendered.

During 2006, the Company issued 261,534 shares of stock for $0.92 per share, for services rendered by outside parties. During 2005, the Company issued 100,804 shares of stock ranging from $0.40 to $1.30 per share, for services rendered by outside parties.

10.	RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and related parties:

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company and another business with common shareholders share office space and the related expenses.

Accounts receivables from related parties totaled $55,506 all of which was reserved for at December 31, 2006.

The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2), pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. During 2004, BioGenesis reduced the periodic royalty to $.40 per 16-oz can. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $451,938 as of December 31, 2006. Included in accrued expenses is $34,208 due to BioGenesis at December 31, 2006, for royalties due. Included in accounts payable is $4,258 due to BioGenesis at December 31, 2006, for goods received. We credited against the advance royalties $8,416 in 2006 and $29,737 in 2005. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004.

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

Approximately 58% of sales were made to one customer in 2006 and 78% of sales were made to four customers in 2005, respectively. Accounts receivable from the customers was $35,321 and $255,193 in 2006 and 2005, respectively.

12.	FINANCIAL RESULTS AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net losses of $4,648,053 and $1,088,943 for the years ended December 31, 2006 and 2005, respectively, and has incurred losses of $12,953,292 since inception. The Company also has negative cash flows from operations of $1,085,577 and $1,283,296 for the years ended December 31, 2006 and 2005, respectively, and has used cash in operations of $8,576,948 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. The Company believes that the capital raised in fiscal 2007 will be sufficient to support the Company’s liquidity requirements through December 31, 2007, depending on operating results. Management believes that, despite the financial hurdles, it has under development a Strategic Plan, that if successfully executed,, can significantly improve operating results.

13.	SUBSEQUENT EVENTS

In January 2007 shareholders executed warrants for 3,019,917 shares of stock receiving $150,996 of capital. In March 2007 the Company received $485,000 for 9,700,000 shares of preferred stock. The preferred stock has all the same attributes as the existing common stock. The Company has received a commitment from a group of investors to purchase 2,000,000 shares of common stock for $100,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection or been dismissed.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2006 that was not reported.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers and Significant Employees.

The following table shows information as of April 13, 2007 with respect to each of the officers and directors of the company individually and as a group:

			TERM OF
		OFFICE HELD	OFFICE
NAME	OFFICE	SINCE	EXPIRES

Doug Cox, 56	CEO, Chairman and Director	2006	10-07

Don Jordan, 58	CFO, President and Director	2005	10-07

Dean Haws, 35	Director	1998	10-07

James J. Roach, 60	Director	1998	10-07

Thomas J. Kenan, 75	Director	1998	10-07

Mohsen Amiran, 55	Director	1999	10-07

Wilton Dennis Stripling, 63	Director	2000	10-07

Doug Cox, CEO, President and Chairman of the Board of Directors

Born in Toronto, Canada, Mr. Cox began his career in 1976 selling life insurance door to door. Within a few years he was one of the leading sales professionals in the insurance industry. He soon established his own brokerage firm, which latter became recognized as one of the most prominent insurance/financial planning firms in the Toronto Region. In 1988, Mr. Cox expanded his firm to the United States where he continued to build, develop and sell his successful companies for other opportunities. Mr. Cox has been recognized as one of the most entrepreneurial and successful business people in the insurance industry. Along the way, he has invested, mentored, managed and influenced many other businesses in various industries to achieve success. Mr. Cox’s most recent company, Cox-Leadership was established in early 2006 to help other businesses grow and aspire to greater levels of success, but because of a prior investment in Summit Environmental and its need for leadership, Mr. Cox committed in November 2006 to assume the role of CEO of Summit. His objective is to put Summit on the right path for recognized success. Today, he resides in San Diego where Summit’s corporate office will also be located.

J. Don Jordan, Chief Financial Officer, President and Director

Mr. Jordan began his public accounting career in 1970 and graduated from the University of North Texas in 1971 with a Bachelor of Business Administration-Accounting degree. He was licensed by the State of Texas as a CPA in 1974 and is a member of the American Institute of Certified Public Accountants and the Texas Society of Public Accountants. Mr. Jordan founded his own public accounting firm in 1977, and later acquired his former employer in 1989 creating Jordan, Donohoe & Company, LLP. Mr. Jordan has specific expertise in manufacturing, restaurant, retail and construction industries with over 35 years experience which includes auditing privately held companies. During his career, Mr. Jordan has served at various times on boards of private companies and in an advisory capacity to various private boards. He has also served as the CFO of a privately owned retail chain. He will devote to the business of Summit whatever time is required for him to carry out his responsibilities as chief financial officer and president.

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

James J. Roach, Director

Mr. Roach is a retired Connecticut State Police sergeant and owned a private detective and security company in Connecticut for over 12 years. His clients included many insurance companies and the State of Connecticut. He is presently retired and living in the State of Florida. He has been a director of our company since 1998.

Thomas J. Kenan, Director

Mr. Kenan has practiced securities and corporation law in Oklahoma City, Oklahoma for the last 40 years. He was affiliated with Fuller, Tubb, Pomeroy & Stokes in an “of counsel” capacity from May 1, 1993 until October 1, 2006 when he became affiliated with Fuller Tubb, PLLC in an “of counsel” capacity. He has been a director and outside corporate counsel of Summit Environmental since 1998.

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

Soon after, the Islamic revolution took place and a new government took over. For a two-month period, Dr. Amiran lived a life of torment and feared for his life. The new regime destroyed the laboratory, burned his equipment and destroyed all his research. Eventually, Ayatollah Khomeini, the new leader, stepped in and asked Dr. Amiran to become an advisor and help industry and the military to get back on their feet. After a short time, Dr. Amiran managed to escape with his wife and son to London. The news that one of Iran’s leading minds had defected caused much turmoil in Iran. Fearing that Dr. Amiran was working with the CIA, his possessions were seized and family members tormented, tortured or killed. He came to the United States and became a professor at Northwestern University. He later founded BioGenesis, where he again began working on his environment-saving fire suppressants and cleaning agents.

Dr. Amiran received his undergraduate degree in Organic Chemistry from Areya Mehr University in Tehran, Iran and his Ph.D. from the University of Essex in England. He has been employed the last five years as the CEO of BioGenesis and a director of our company since 1999.

Dr. Wilton Dennis Stripling, Director

Dr. Stripling is an orthopedic surgeon specializing in hand, wrist and forearm surgery in the Dallas area and has been practicing medicine there since 1968. He is board certified in Orthopedic Surgery. He is a member of the Dallas County Medical Society, Texas Medical Society, American Academy of Orthopedic Surgeons, and American Society for Surgery of the Hand. He has a certificate in finance from the Cox Business School at SMU and a certificate in Medical Management from Carnegie Mellon University. He has been a director of our company since 2000.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total
B. Keith Parker, CEO	2006 2005	$82,500 $90,000		42,750 60,187	125,250 150,187

Paula Parker, Vice President and Secretary	2006 2005	$45,000 $60,000		28,500 40,125	73,500 100,125

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Doug Cox, CEO	866,667			0.05	1-31-2007			8,000,000

Don Jordan, Pres. and CFO	300,000 20,000 60,000			0.05 0.42 0.92	1-31-2007 8-31-2015 1-18-2016			4,000,000

Compensation of Directors

The directors of Summit Environmental Corporation, Inc. and its subsidiaries received the following compensation in 2006 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dean Haws	0	0	54,600	0	0	0	0
James J. Roach	0	0	54,600	0	0	0	0
Thomas J. Kenan	0	0	54,600	0	0	0	0
Mohsen Amiran	0	0	54,600	0	0	0	0
W. Dennis Stripling	0	0	54,600	0	0	0	0
Chris Dellinges	0	0	54,600	0	0	0	0
J. Don Jordan	0	0	54,600	0	0	0	0

(1)
Options to purchase 60,000 shares of common stock at $0.92 a share were awarded to these directors on January 19, 2006. The stock closed that day at $0.97 a share. On April 10, 2007 the stock closed at $0.095 a share.

Employment Contracts.

We have no employment agreements.

Stock Options.

We have two stock option plans. The major provisions of the plans are as follows:

Options granted under the 1998 Plan or the 2004 Plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The 1998 and 2004 plans enable the option committee of the board of directors to grant, respectively, up to 500,000 and 1,000,000 stock options to employees and consultants from time to time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information as of April 13, 2007 with respect to each beneficial owner of more than 5 percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group. There are 30,536,001 shares of common stock of the company outstanding.

	NO. OF	% OF
SUMMIT ENVIRONMENTAL CORP.	SHARES	CLASS

Doug Cox	6,038,884(1)	19.8
12264 El Camino Real #400
San Diego, CA 92130

J. Don Jordan	2, 811,370(2)	9.2
16610 Dallas Parkway, Suite 2100
Dallas, TX 75248

B. Keith Parker	2,175,905(3)	7.1
P.O. Box 3402
Longview, TX 75606

Paula Parker	2,175,905 (4)	7.1
P.O. Box 3402
Longview, TX 75606

Dean Haws	780,000(5)	2.6
P. O. Box 1071
Gilmer, TX 75644

James J. Roach	281,300(6)	*
5107 SE Sweetbriar Terrace
Hobe Sound, FL 33455

Thomas J. Kenan	296,753(7)	*
212 NW 18th Street
Oklahoma City, OK 73103

Mohsen Amiran	1,576,000(8)	5.2
7420 Alban Station, Ste. B-208
Springfield, VA 22150

Wilton Dennis Stripling	2,012,550(9)	4.3
8230 Walnut Hill Lane, Ste. 2212
Dallas, TX 75231

Officers and Directors	13,796,857	45.2
as a group (7 persons)
____________________
* Less than 1 percent.

(1)	Mr. Cox owns directly 5,172,167shares of common stock and is attributed the ownership of an additional 866,667 shares that underlie presently exercisable stock purchase warrants.

(2)
Mr. Jordan owns directly 2,431,370 shares of stock and is attributed the ownership of (i) 80,000 shares of stock that underlie presently exercisable stock options and (ii) 300,000 shares of stock that underlie presently exercisable stock purchase warrants.

(3)
Mr. Parker directly owns 496,875 shares of common stock. He is attributed the beneficial ownership of 1,237,155 shares owned by a family limited partnership. He is also attributed the beneficial ownership of 441,875 shares owned by his spouse, Paula Parker. All these same shares are attributed to Paula Parker. See footnote (4).

(4)	Mrs. Parker, who is the spouse of B. Keith Parker, is attributed the beneficial ownership of the same shares attributed to Mr. Parker. See footnote (3).

(5)	These shares include 280,000 shares that underlie stock options that are presently exercisable.

(6)	Mr. Roach owns directly 1,300 shares of common stock, and he is attributed 280,000 shares that underlie presently exercisable stock options.

(7)
Mr. Kenan is attributed 280,000 shares that underlie presently exercisable stock options. He is also attributed the ownership of 16,753 shares owned by the Marilyn C. Kenan Trust, the trustee of which is Mr. Kenan’s spouse, Marilyn C. Kenan.

(8)	Dr. Amiran owns directly 1,311,000 shares and is attributed the ownership of 265,000 shares that underlie presently exercisable stock options.

(9)
Dr. Stripling owns 1,669,050 shares held in his IRA account, is attributed the ownership of 13,500 shares held in a family limited partnership of which his spouse is a general partner, and is also attributed the ownership of 240,000 shares that underlie stock options and 90,000 shares that underlie common stock purchase warrants.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Summit Technologies early received an assignment from Moonlighting Distribution Corporation to the distribution rights to BioGenesis’s fire suppression products. Summit paid $10,000 to Moonlighting, and initially paid to Moonlighting a royalty of $0.50 for each 16-ounce can of FirePower 911™, $0.35 for each 1-liter can of FirePower™, and $0.50 for each gallon of FlameOut®. As of January 2005, the royalties for FirePower™ and FlameOut® in aerosol form are now reduced to $0.25 a can. Moonlighting was and still is under the control of B. Keith Parker and his spouse, Paula Parker, who were both directors and officers of Summit until recently.

Our new management is researching the issue of whether Moonlighting had perfected its title to the distribution rights at the time that it purportedly transferred these rights to Summit Technologies.

ITEM 13. EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form SB-2 Registration Statement:

Exhibit No.	Description

2.1	-	Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc. and Summit Technologies, Inc.**

3.1	-	Articles of Incorporation of Summit Environmental Corporation, Inc.*

3.1.1	-	Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

3.2	-	Bylaws of Summit Environmental Corporation, Inc.*

5	-	Opinion of Thomas J. Kenan, Esquire, on the legality of the securities being registered.+++

10.1	-	1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

10.4	-	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

10.5	-	Royalty Agreement between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+*

10.6	-	License Agreement - Consumer Chemicals and Proprietary Remediation Technology, executed 02-01-06 by BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+++

10.7	-	Service Agreement by and between SMG and Summit Environmental Corporation dated September 25, 2005.**+

10.8	-	Advisory Services Agreement between AmBiz Associates, L.L.C. and Summit Environmental Corporation, Inc. dated February 25, 2004.**+

10.9	-	Distribution, and Sales Agreement between Summit Environmental Corporation and VASA, Ltd. dated September 1, 2004.**+

14	-	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

+	Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

+++	Being filed with Form SB-2 Am 1, Commission File No. 333-122402 incorporated herein.

+*	Previously filed with Amendment No. 2 to Form 10-KSB 12-31-04, Commission File No. 333-48675 incorporated herein.

*+	Previously filed with Form 10-KSB Annual Report FYE 12-31-04, Commission File No. 333-48675 incorporated herein.

**+	Being filed with Form SB-2 Am 2, Commission File No. 333-122402 incorporated herein.

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

Fiscal Year ended December 31, 2006	$64,000.00
Fiscal Year ended December 31, 2005	$49,000.00

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2006	$0
Fiscal Year ended December 31, 2005	$0

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2006	$0
Fiscal Year ended December 31, 2005	$0

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2006	$0
Fiscal Year ended December 31, 2005	$0

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007	SUMMIT ENVIRONMENTAL CORPORATION, INC.

	By:	/s/ Doug Cox
Doug Cox, Chief Executive Officer,
and individually as a Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Date: April 16, 2007	/s/ Don Jordan
Don Jordan, Chief Financial Officer,
Principal Accounting Officer, President
and individually as a Director

Date: April 16, 2007	/s/ Dean Haws
Dean Haws, Director

Date: April 16, 2007	/s/ James J. Roach
James J. Roach, Director

Date: April 16, 2007	/s/ Thomas J. Kenan
Thomas J. Kenan, Director

Date: April 16, 2007	/s/ Mohsen Amiran
Mohsen Amiran, Director

Date: April 16, 2007	/s/ Wilton Dennis Stripling
Wilton Dennis Stripling, Director

Summit Environmental Corporation, Inc.
Commission File No. 333-48659

EXHIBIT INDEX

FORM 10-KSB
For the year ended December 31, 2006

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB-Annual Report:

Exhibit No.	Description

2.1	-	Agreement of Merger of July 14, 1998, between Summit Environmental Corporation, Inc. and Summit Technologies, Inc.**

3.1	-	Articles of Incorporation of Summit Environmental Corporation, Inc.*

3.1.1	-	Amendment to Articles of Incorporation of Summit Environmental Corporation, Inc.**

3.2	-	Bylaws of Summit Environmental Corporation, Inc.*

5	-	Opinion of Thomas J. Kenan, Esquire, on the legality of the securities being registered.+++

10.1	-	1998 Stock Option Plan adopted by Summit Environmental Corporation, Inc.*

10.4	-	2004 Stock Option Plan adopted by Summit Environmental Corporation, Inc.+

10.5	-	Royalty Agreement between BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+*

10.6	-	License Agreement - Consumer Chemicals and Proprietary Remediation Technology, executed 02-01-06 by BioGenesis Enterprises, Inc. and Summit Environmental Corporation, Inc.+++

10.7	-	Service Agreement by and between SMG and Summit Environmental Corporation dated September 25, 2005.**+

10.8	-	Advisory Services Agreement between AmBiz Associates, L.L.C. and Summit Environmental Corporation, Inc. dated February 25, 2004.**+

1

10.9	-	Distribution, and Sales Agreement between Summit Environmental Corporation and VASA, Ltd. dated September 1, 2004.**+

14	-	Code of Ethics for the Chief Executive officer and Senior Financial Officers.*+

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form SB-2; Commission File No. 333-48675 incorporated herein.

**	Previously filed with Amendment No. 1 to Form SB-2; Commission File No. 333-48675 incorporated herein.

+	Previously filed with Form 10-KSB Annual Report FYE 12-31-03, Commission File No. 333-48675 incorporated herein.

+++	Being filed with Form SB-2 Am 1, Commission File No. 333-122402 incorporated herein.

+*	Previously filed with Amendment No. 2 to Form 10-KSB 12-31-04, Commission File No. 333-48675 incorporated herein.

*+	Previously filed with Form 10-KSB Annual Report FYE 12-31-04, Commission File No. 333-48675 incorporated herein.

**+	Being filed with Form SB-2 Am 2, Commission File No. 333-122402 incorporated herein.

++*	Filed with Form 8-K March 3, 2006, Commission file No. 333-48659 incorporated herein.

2