Form 10KSB/A
period 2006-12-31
SUMMIT ENVIRONMENTAL CORP INC
filed 2007-05-10
CIK 1057807

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

State issuer’s revenues for its most recent fiscal year: $353,511

State the aggregate market value of the 16,739,144 voting and non-voting common equity held by non-affiliates computed by reference to the $0.095 average bid and asked price of such common equity, as of April 10, 2007: $1,590,219.

As of February 22, 2007, there were 30,536,001 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Our company, Summit Environmental Corporation, Inc., markets products manufactured for us by unaffiliated companies. We either own the patent and other intellectual property rights to our products, or we have licenses from the owners of the intellectual property rights to our products.

Our principal product is a non-toxic, biodegradable firefighting foam called FlameOut™.

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

ITEM 2. DESCRIPTION OF PROPERTY.

FACILITIES

In October 2005 we purchased for $250,000 a 1.76-acre tract in Longview, Texas upon which there are an office and warehouse building of 12,800 square feet, which includes 2,500 square feet of warehousing, and two out buildings of approximately 500 square feet each. We closed the acquisition with a bridge loan from Wells Fargo Bank Division, Pacific Business Capital with payment terms of $8,500 a month, including interest. On August 22, 2006 we refinanced the $250,000 loan with a loan from a non-affiliated shareholder in the principal amount of $560,000, five-year term at 13% interest, with monthly principal and interest payments of $6,563.

We have failed to make all monthly payments beginning November 1, 2006. By letter dated April 12, 2007 the lender-mortgagee demanded immediate payment within 30 days of all monthly payments in arrears.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Summit’s Common Stock was previously traded on the OTC Bulletin Board (symbol “SEVT”), having been added to the OTC Bulletin Board on April 5, 1999. Because we filed our 2006 annual report with the S.E.C. on Form 10-KSB without the independent auditor’s report, such being the third time in 24 months that we failed to timely file our annual or quarterly reports, our listing for the Common Stock was removed from quotation on the Bulletin Board effective at the open of business on May 1, 2007 as reported in Form 8-K April 23, 2007 filed on April 27, 2007.

The reasons we failed three times to timely file reports were (1) our auditors were one day late in reviewing a quarterly report, (2) new management had just joined the company when a quarterly report was due, and they could not sign the certificates required by law until they completed their due diligence, and (3) our auditors were unable to deliver their opinion prior to the filing deadline. The report is now included as page 11 of this amendment.

The stock is now quoted on the Pink Sheets. Prior to delisting, the high and low bid and asked prices, as reported by the OTC Bulletin Board, were as follows for 2005 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the periods ended December 31, 2005 and 2006:

Year ended December 31	2006	2005
Sales	100.0%	100.0%
Cost of Sales	365.0	59.0
Gross Margin	(265.0)	41.0
Operating Expenses	986.0	99.0
Other Income and Expenses, Net	92.0	2.0

Net income (loss)	(1343)%	(61.0)%

SALES

Our sales decreased from $1,793,502 in 2005 to $353,511 in 2006 - a decrease of 80 percent.

The amount of sales, by product segment, for 2005 and 2006, were as follows:

Product	2006	2005
Fire Suppressants	$346,773	$1,331,314
Ultimate Clean® Chemicals	2,347	2,661
Cosmetics	4,227	10,787
Energy Drinks(1)	164	422
Remediation Chemicals	0	448,318

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

GROSS MARGIN

Our cost of sales in 2006 was 3.7 times the amount of sales and is primarily attributable to write-down of obsolete inventory of $981,940.

OPERATING EXPENSES

Our operating expenses increased from $1,782,565 in 2005 to $3,485,231 in 2006 - an increase of $1,702,666 despite a 80% decrease in sales to $353,511 in 2006 The increase in operating expenses is primarily due to non-cash compensation to officers and consultants equaling $1,539,499 and excessive overhead related to the management of the business. The $1,539,499 is added back to stockholder’s equity in the balance sheet.

NET LOSS

Our net loss increased from$1,088,943 in 2005 to $4,747,721 in 2006 - a 336% increase in net loss attributable to our 80% decrease in sales accompanied by substantial increases in costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

We ended the year with current assets of $136,376, current liabilities of $1,292,524 and a virtual collapse in revenue from sales. This performance cannot be sustained. Our principal executives resigned during the fourth quarter and were replaced with Doug Cox as CEO and Don Jordan as President and CFO. Overhead was cut to the bone - we now have no paid employees, and our new management provides a staff for the company at their expense. We have been able to raise $647,996 during the first quarter and April of 2007 through the sale of stock, an amount we anticipate will carry us to the third quarter when we anticipate our new business strategy will result in positive cash flow.

Notes Payable

We are obligated on three notes payable totaling $725,624, as follows:

•
$555,156 to Paul and Gloria Burke, secured by the land and building described in Item 2 and the guaranty of one of our former officers. Terms of the note require monthly payments of $6,561 including interest at 13%. The note has a maturity date of August 2011. The note is now in default. See “Description of Property” above.

•	$123,087 to Austin Bank, secured by the personal guaranty of one of our directors. Interest at 9.25% is payable monthly, with a balloon payment due in June 2007.

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

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$725,624	$725,624
Capital Lease Obligations	$0
Operating Lease Obligations	$0
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	$0

Total	$725,624	$725,624

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
Dallas, Texas

We have audited the accompanying balance sheet of Summitt Environmental Corporation, Inc. as of December 31, 2006, and the related statements of operations, of changes in stockholders' equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summitt Environmental Corporation, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PHILIP VOGEL & CO. PC

/s/ Philip Vogel & Co. PC

Certified Public Accountants

Dallas, Texas

April 30, 2007

SUMMIT ENVIRONMENTAL CORPORATION, INC.
BALANCE SHEET
DECEMBER 31, 2006

Assets
Current Assets
Cash and Cash Equivalents	$5,530
Accounts Receivable, less allowance for doubtful
accounts of $55506	44,606
Note receivable - related party, less allowance of $20,496	-
Inventory	54,193
Prepaid Expenses	32,047
Total Current Assets	136,376

Property and Equipment at Cost
Property and Equipment	362,392
Accumulated Depreciation and Amortization	(108,695)
Net Property and Equipment	253,697

Other Assets
Prepaid Royalties	451,938
Deposits	2,118
Patents - net of accumulated amortization
of $1,286,501	968,252
Licenses - net of accumulated amortization
of $48,800	203,493
Total Other Assets	1,625,801

Total Assets	$2,015,874

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$358,314
Advances From Officers	115,311
Accrued Expenses	93,275
Notes Payable	725,624
Total Current Liabilities	1,292,524

Commitments and contingencies (Notes 6, 8, 10, 11 and 12)

Stockholders' Equity
Preferred stock, par value $.001; 10,000,000
shares authorized, no shares issued	-
Common stock, par value $.001; 40,000,000
shares authorized, 26,036,001 shares issued	26,037
Additional Paid in Capital	13,775,640
Accumulated Deficit	(13,053,327)
Treasury Stock - 10,000 shares	(25,000)
Total Stockholders' Equity	723,350

Total Liabilities and Stockholders' Equity	$2,015,874

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Sales	$353,601	$1,793,502
Returns and Allowances	(90)	-
Net Sales	353,511	1,793,502

Cost of Sales
Cost of sales (including impairment charge of $981,940 in 2006)	1,289,101	1,064,677

Gross Profit	(935,590)	728,825

Operating Expenses
Selling, general, and administrative expenses	3,282,496	1,588,098
Amortization	180,048	180,013
Depreciation	22,687	14,454
Total operating expense	3,485,231	1,782,565

Earnings (Loss) from Operations	(4,420,821)	(1,053,740)

Other Income (Expense)
Interest income	6,652	5,587
Interest expense	(120,706)	(40,654)
Royalty income	3,681	1,599
Loss on impairments and disposals	(184,531)	(4,168)
Miscellaneous	(31,996)	2,433
Total other income (expense)	(326,900)	(35,203)

Net Loss	$(4,747,721)	$(1,088,943)

Net Earnings (Loss) per Share	$(0.18)	$(0.05)

Weighted Average Shares	25,851,704	23,945,019

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional	Subscription
	Common Stock		Paid-In	to	Accumulated	Treasury
	Shares	Amount	Capital	Capital	Deficit	Stock	Total

Balances December 31, 2003	16,899,194	$16,900	$8,329,609	$300,800	$(6,079,880)	$(25,000)	$2,542,429

Sale of stock	3,346,250	3,346	965,904	(207,000)	-	-	762,250
Stock issued for services	271,900	272	109,108	-	-	-	109,380
Stock issued for warrants exercised	2,602,000	2,602	645,698	(93,800)	-	-	554,500
Stock issued for options exercised	100,000	100	38,125	-	-	-	38,225
Exercise of options for 94,292 shares of stock
($.20 per share) - shares not issued as of
December 31, 2004	-	-	55,939	-	-	-	55,939

Net loss	-	-	-	-	(1,136,783)	-	(1,136,783)

Balances December 31, 2004	23,219,344	$23,220	$10,144,383	$-	$(7,216,663)	$(25,000)	$2,925,940

Sale of stock	964,000	964	384,636	-	-	-	385,600
Stock issued for services	360,686	361	296,261	-	-	-	296,622
Stock issued for license	240,000	240	149,760	-	-	-	150,000
Stock issued for warrants exercised	556,435	556	175,444	-	-	-	176,000
Stock issued for options exercised	12,500	13	1,988	-	-	-	2,001
Exercise of options issued for services	342,888	343	147,078	-	-	-	147,421

Sale of stock - shares not issued as of
December 31, 2005	-	-	14,400	-	-	-	14,400
Exercise of warrants for 352,500 shares of stock
($.50 per share) - shares not issued as of
December 31, 2005	-	-	176,250	-	-	-	176,250

Net Loss	-	-	-	-	(1,088,943)	-	(1,088,943)

Balance, December 31, 2005	25,695,853	$25,697	$11,490,200	$-	$(8,305,606)	$(25,000)	$3,185,291

Stock issued for services	340,148	340	214,283				214,623
Stock issued for services - 6,100,000 shares							-
shares not issued as of December 31, 2006			694,000				694,000
Sale of stock - 1,066,669 shares							-
shares not issued as of December 31, 2006			639,501				639,501
Options issued for services - 261,534			231,100				231,100
Options issued for services - 440,000			400,116				400,116
Exercise of options for 380,123 shares of stock							-
shares not issued as of December 31, 2006			106,440				106,440
Net Loss					(4,747,721)		(4,747,721)

Balance, December 31, 2006	26,036,001	$26,037	$13,775,640	$-	$(13,053,327)	$(25,000)	723,350

The accompanying notes are an integral part of these financial statements.

SUMMIT ENVIRONMENTAL CORPORATION, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash Flows from Operating Activities
Net loss	$(4,747,721)	$(1,088,943)
Adjustments to reconcile net earnings (loss) to cash
used in operating activities
Amortization	180,048	180,013
Bad debt expense	(113,811)	(3,361)
Provision for inventory losses	913,209	-
Depreciation	22,687	14,454
Impairments and disposals	184,531	4,168
Common stock and options issued for services	1,539,839	359,177
Change in assets and liabilities
Accounts receivable	425,634	(289,589)
Inventory	89,488	(704,782)
Prepaid expenses and deposits	94,363	69,218
Accounts payable	87,836	129,348
Accrued liabilities	8,229	47,001
Net cash used in operating activities	(1,315,668)	(1,283,296)

Cash Flows from Investing Activities
Acquisition of property and equipment	$(2,429)	$(29,327)
Net cash used in investing activities	(2,429)	(29,327)

Cash Flows from Financing Activities
Loan proceeds	$686,259	$762,950
Loan principal repayments	(475,371)	(382,903)
Restricted cash	50,000	(50,000)
Proceeds from sale of stock	745,941	839,117
Net cash provided by financing activities	1,006,829	1,169,164

Net Increase (Decrease) in Cash	(311,268)	(143,459)

Cash - Beginning of Period	316,798	460,257

Cash - End of Period	$5,530	$316,798

Supplemental cash flow information
Issuance of common stock for licenses	$-	$150,000
Cash paid for interest	$107,410	$40,654
Purchase of property and equipment with note payable	$-	$250,000

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

The amount of sales by product segment, for the years ended December 31, 2006 and 2005, were as follows:

Product	2006	2005

Fire Suppressants	$346,773	$1,331,314
Ultimate Clean® Chemicals	2,347	2,661
Cosmetics	4,227	10,787
Remediation Chemicals	0	448,318
Energy Drinks(1)	164	422
Total revenue	$353,511	$1,793,502

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

Inventories

Inventories, which consists of raw materials and products held for resale, are recorded at the lower of cost or market, with cost being determined by the first-in, first-out method. At December 31, 2006, fire suppression inventory was $54,193, .

The Company periodically reviews inventory to determine which products, if any, are no longer marketable. The Company establishes a reserve for obsolete inventory to reduce its cost to management’s estimate of its net realizable value based on forecasts of sales for ensuing years and other factors. At December 31, 2006, no reserve was considered necessary; however, an impairment loss of $981,940 was recognized during 2006 due to obsolescence and abandonment of product lines.

Intangible Assets

Patents and licenses are recorded at cost. Amortization is computed on the straight-line method over the identifiable lives of the patent and licenses. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for periods beginning January 1, 2002, and thereafter. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Specifically, the statement addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition, as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires intangible assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable and that a loss shall be recognized if the carrying amount of an intangible exceeds its fair value. The Company tested its intangible assets for impairment as of December 31, 2006, using internally developed projections and cash flow analyses, as well as appropriate discount factors. It was determined that the Company's intangible assets had suffered impairment and an impairment loss of $133,674 was recognized at December 31, 2006.

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

Stock based compensation

The Company has adopted the provisions of Financial Accounting Standards Board (SFAS) Statement No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." This Statement requires the Company to recognize compensation costs related to stock-based payment transactions (i.e. granting of stock options and warrants) in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual financial periods beginning after December 15, 2005.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The Company recognizes and measures compensation costs related to the Employee Plan utilizing the intrinsic value based method. Accordingly, no compensation cost has been recorded. Had compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

	2006		2005
	As Reported	Pro forma	As Reported	Pro forma

Stock-based employee compensation cost	$1,539,839	$1,539,839	$296,622	$455,365
Net loss	$(4,747,721)	$(4,747,721)	$(1,088,943)	$(1,247,686)
Loss per share	$(.18)	$(.18)	$(.05)	$(.05)

The fair value of all options and warrants are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively: risk free interest rate of 2.98% and 4.02% for 2006 and 2005, expected life of 1 - 10 years; expected volatility of 156% and 156% for 2006 and 2005; dividend yield of 0%; and an exercise price of $0.92 and $0.42 for 2006 and 2005. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, which may be received by the holders.

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

The amount of compensation expense related to options issued for services during the twelve months ended December 31, 2006, and recognized in the financial statements, was $1,539,839.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges…" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement has had any material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Non-monetary Assets an amendment of APB No. 29." This Statement amends APB Opinion No. 29, "Accounting for Non-monetary Transactions" to clarify the accounting for non-monetary exchanges of similar productive assets and replaces it with a general exception from fair value accounting for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the Company are expected to change significantly as a result of the exchange. This Statement will be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe adoption of this Statement has had a material impact on the Company's financial position or results of operations.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, including voluntary changes. Rather than reporting voluntary changes in accounting principles in net income of the current period, this Statement requires retrospective application to prior periods unless it is impracticable to do so. This Statement also requires that a change in depreciation and amortization be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement will be effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. Management does not believe adoption of this Statement has had a material impact on the Company's financial position or results of operations.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-03 is effective for periods beginning after December 15, 2006. Management is currently evaluating the effect implementation of EITF 06-03 will have on the Company's financial position, results of operations and cash flows.

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

Inventory is made up of the following as of December 31, 2006:

Finished goods	$54,193
Raw materials	0
$54,193

3.	PATENT

On November 2, 1998, the Company purchased via issuance of common stock and a note payable, patent rights and intellectual property to various fire suppression products for a purchase price of $2,375,000. This purchase required cash payments of $150,000 and 1,625,000 shares of common stock of the Company to be issued and delivered to BioGenesis Enterprises, Inc. On January 14, 1999, 750,000 shares were issued as a down payment for the patent rights. On February, 2, 1999, $150,000 in cash was paid, and in December, 1999, we issued 875,000 shares in full satisfaction of any further amounts due. The estimated aggregate amortization expense of patent rights for each of the five succeeding years is $158,333 per year. Amortization expense was $158,368 and $158,333 for the years ended December 31, 2006 and 2005, respectively. In addition, an impairment loss of $120,247 was recognized as a charge to income for the year ended December 31, 2006.

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

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The licenses owned by the Company do not have finite lives and will expire only upon the event the related products are no longer sold by the Company. Management has estimated useful lives for each of the licenses based upon its expectations of the viability of the specific products and is recording amortization of those licenses over those periods. The estimated aggregate amortization expense of licenses for each of the five succeeding years is expected to be $17,680 per year. The weighted-average amortization period for licenses is 15 years. Amortization expense was $21,680 and $21,716 for the years ended December 31, 2006 and 2005, respectively. In addition, an impairment loss of $13,427 was recognized as a charge to income for the year ended December 31, 2006.

Subsequent to December 31, 2006, management determined that the license purchased from Moonlighting, a related party, is invalid. Therefore, an impairment loss of $24,000 was recognized as of December 31, 2006, leaving the licenses for exclusive marketing rights to various products having been acquired for fees totaling $115,720.

5.	ACCRUED EXPENSES

Accrued expenses are made up of the following as of December 31, 2006:

Other	$4,709
Taxes	18,437
Royalties	34,208
Interest	35,921
$93,275

6.	NOTES PAYABLE

As of December 31, 2006, notes payable consisted of the following:

Note payable, to Paul and Gloria Burke, due in monthly
Installments of $6,561, including interest at 13%. The
Amortization period is 20 years and the maturity date is
August 2011. Secured by the building and the guaranty
of one of its officers. This note is past-due and currently
considered due on demand for financial statement purposes.	$555,156

Note payable, Austin Bank, interest is payable monthly at
9.25%, with a balloon payment due June 2007. Secured by
the personal guaranty of a stockholder.	123,087

Note payable, Pacific Business Capital Corporation, due
on demand. Interest is computed based on the accounts
receivable purchase discount rate of 1.5% plus an additional
.1% per day for past-due accounts. Secured by the Company’s
accounts receivable, inventory, property and equipment and the
guaranty of one of its officers.	47,381
725,624
Less current maturities	725,624
Non-current maturities	$0

7.	INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes and liabilities arise principally from the temporary differences between financial statement and income tax recognition of depreciation and amortization, bad debts and net operating losses.

The deferred tax assets include the following components:

Deferred tax assets:
Current	$18,870
Noncurrent	4,445,400
Valuation allowance	(4,464,270)
Deferred tax assets, net	-

Deferred tax liabilities:
Current	-
Noncurrent	-
-
$-

The valuation allowance was established to reduce the deferred tax asset for the amounts that more likely than not will not be realized. This reduction is primarily necessary due to the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards. The valuation allowance increased $1,617,370 and $385,860 in 2006 and 2005, respectively. The Company has a net operating loss carryforward of approximately $13,047,000 of which $605,000 expires in 2018, $882,000 expires in 2019, $1,200,000 expires in 2020, $819,000 expires in 2021, $1,240,000 expires in 2022, $1,190,000 expires in 2023, $1,174,000 expires in 2024, $1,084,000 expires in 2025, and 4,853,000 expires in 2026.

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

Private placement

During the first quarter of 2006, 1,066,669 shares of common stock were sold in a private placement at $.60 per share. .As noted below, warrants to acquire additional shares were issued along with the shares under the private placements. Also, during the first quarter of 2006 warrants representing 380,123 shares of stock were exercised for $106,440.

During the third quarter of 2005, 772,500 shares of common stock were sold in a private placement at $.40 per share. During the fourth quarter of 2005, 227,500 shares of common stock were sold in a private placement at $.40 per share. As noted below, warrants to acquire additional shares were issued along with the shares under the private placements.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

Warrants

During 2003 and 2004, the Company issued warrants to acquire 2,256,500 and 1,354,000 shares of common stock, respectively, for a price of $.25 per share through an extended date of October 2004, in connection with private placement offerings. During 2004, 2,097,000 of these warrants were exercised and 1,333,500 expired. During 2005 the Company reinstated the 1,333,500 expired warrants at an exercise price of $.50 per share expiring in December 2006. During 2006, the expiration date of these warrants was extended to January 31, 2007. In addition, during 2005, the Company issued additional warrants to one of the warrant holders to acquire 5,000 shares of common stock for $.50 per share through August 2006. During 2005, 95,000 of these warrants were exercised. As of December 31, 2006, 1,423,500 of these warrants were still outstanding. The business purpose for reinstating the warrants was to encourage additional investment in the Company. There is no additional expense related to the reinstatement as the warrants were issued in connection with private placement offerings.

During 2004, the Company issued warrants to acquire 1,321,250 shares of common stock for $0.50 per share through January 30, 2005, in connection with private placement offerings. 460,000 of these warrants were exercised during 2004. During 2006, the expiration date of these warrants was extended to January 31, 2007. The business purpose for extending the expiration date of the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, the exercise price was temporarily reduced to $.35 per share, at which price 367,143 of these warrants were exercised. The exercise price was then readjusted to $.50 per share, at which price 150,000 shares were exercised. As of December 31, 2006, 344,107of these warrants were still outstanding.

During 2004, the Company issued warrants to acquire 1,000,000 shares of common stock for $1.00 per share through May 7, 2005, in connection with private placement offerings. During 2006, the expiration date of these warrants was extended to January 31, 2007 and the exercise price was reduced to $.50 per share. The business purpose for extending the warrants and reducing the exercise price was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is no additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, none of these warrants were exercised. As of December 31, 2006, all of these warrants were still outstanding.

During 2005, the Company issued warrants to acquire 1,000,000 shares of common stock for $.50 per share through December 31, 2005, in connection with private placement offerings. During 2006, the expiration date of these warrants was extended to January 31, 2007. The business purpose for extending the warrants was to make it more likely they would be exercised, as the warrants were not “in the money” at the time of the extension. There is not additional expense related to the extension of the expiration date as the warrants were issued in connection with private placement offerings. During 2005, 202,500 of these warrants were exercised. As of December 31, 2006, 797,500 of these warrants were still outstanding.

During 2006, the Company issued warrants to acquire 1,061,669 shares of common stock for $.05 per share through March 3, 2007, in connection with private placement offerings. If not exercised by January 31, 2007, the exercise price reverts to $2.00 per share As of December 31, 2006, all of these warrants were still outstanding.

In December of 2006 the Board of Directors voted to change the exercise price of all the outstanding warrants to $.05 per share and extend the expiration date until January 31, 2007.

Common Stock Options

1998 Plan

During 1998 the directors and stockholders approved the 1998 Stock Option Plan (the “Plan”) of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 500,000. As of December 31, 2006,385,000 of these options are exercisable; all with an exercise price of $.30 per share. The weighted-average remaining contractual life of the outstanding options under this Plan at December 31, 2006, was 4.5 years.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Plan for the two years ended December 31, 2006:

		Option Price
		Weighted	Total
	Number of	Average	Option
	Shares	Per Share	Price
Outstanding at December 31, 2004	395,000	$0.30	$118,500
(395,000 exercisable)

For the year ended December 31, 2005:
Granted	-	-	-
Exercised	(10,000)	$0.30	(3,000)

Expired	-	-	-

Outstanding at December 31, 2005	385,000	$0.30	$115,500
(395,000 exercisable)

For the year ended December 31, 2006:
Granted	-	-	-
Exercised
Expired	-	-	-

Outstanding at December 31, 2006	385,000	$0.30	$115,500

During 2002, the Company reduced the exercise price for all stock options from $1.00 per share to $0.30 per share.

2004 Plan

During 2004, the board of directors approved the 2004 Stock Option Plan (the “Plan”) of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company to have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan is 1,000,000. As of December 31, 2006, 1,220,000 of these options are exercisable; with exercise prices ranging from $.16 to $.92 per share. The weighted-average remaining contractual life of the outstanding options under this Plan at December 31, 2006, was 8.3 years. The weighted-average grant-date fair value of options issued under this Plan during 2006 and 2005 was $.91 and $.42, respectively.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the changes in the Plan for the two years ended December 31, 2006:

		Option Price
	Number of		Total Option
	Shares	Per Share	Price
For the year ended December 31, 2005:
Granted	380,000	$0.42	$159,600
Exercised	(82,500)	(.16)	(13,200)

Expired	-	-	-
Outstanding at December 31, 2005 (482,500 exercisable)	780,000	$0.29	$223,600

For the year ended December 31, 2006:
Granted	440,000	0.92	404,800
Exercised
Expired	-	-	-

Outstanding at December 31, 2006	1,220,000	$0.52	$628,400

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

During 2004, the Company issued options to purchase 188,584 shares of common stock at $0.20 per share to a consultant offering investment and marketing advice. During 2004, 94,292 of these options were exercised, with the remainder being exercised during 2005. During 2005, 94,292 of the remaining 2004 issued options were exercised at $.20 per share. Also, During 2005, the Company issued additional options to this consultant to purchase 237,192 shares of common stock at $.28 per share of which 118,596 of those shares were exercised in 2005. As of December 31, 2005, 118,596 of these options were exercisable. During 2006, the Company issued additional options to this consultant to purchase 261,534 shares of common stock at $.28 per share. All of the outstanding options issued to this consultant were exercised during 2006. $231,100 and $62,555 has been recognized in expense in connection with services provided under this option contract, respectively.

Common Stock Issued for Services Rendered

During 2006, the Company issued 6,440,148 shares of stock ranging from $0.11 to $1.02 per share to officers and employees of the Company for services rendered. During 2005, the Company issued 259,882 shares of stock ranging from $0.20 to $1.36 per share to officers of the Company for services rendered.

During 2005, the Company issued 100,804 shares of stock ranging from $0.40 to $1.30 per share, for services rendered by outside parties.

10.	RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and related parties:

The Company and another business with common shareholders share office space and the related expenses.

Summit Environmental Corporation, Inc.

NOTES TO FINANCIAL STATEMENTS

Accounts receivables from related parties totaled $55,506 all of which was reserved for at December 31, 2006.

The Company acquired a patent from BioGenesis Enterprises, Inc. (BioGenesis) on November 2, 1998 (see Note 2), pursuant to which advanced royalty fees totaling $500,000 were paid. The purchase agreement requires the Company to pay BioGenesis a periodic royalty of $.50 per 16-oz. can and an equivalent (approximately 7%) on all other product categories using the fire suppressant technology. During 2004, BioGenesis reduced the periodic royalty to $.40 per 16-oz can. One-half of all periodic royalty fees due to BioGenesis will be credited against the advance royalty fee (until fully recovered) and one-half will be paid to BioGenesis in cash on the 30th of each month based upon invoiced sales through the close of the preceding month. The Company has prepaid royalties to BioGenesis totaling $451,938 as of December 31, 2006. Included in accrued expenses is $ 34,208 due to BioGenesis at December 31, 2006, for royalties due. Included in accounts payable is $ 4,258 due to BioGenesis at December 31, 2006, for goods received. We credited against the advance royalties $8,416 in 2006 and $29,737 in 2005. The product certification process that the Company was subjected to took 5-1/2 years to complete before it was allowed to begin test marketing, which first occurred in 2004.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net losses of $4,648,053 and $1,088,943 for the years ended December 31, 2006 and 2005, respectively, and has incurred losses of $12,953,292 since inception. The Company also has negative cash flows from operations of $1,315,668 and $1,283,296 for the years ended December 31, 2006 and 2005, respectively, and has used cash in operations of $8,807,039 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Despite its negative cash flow, the Company has been able to secure financing to support its operations to date. The Company believes that the capital raised in fiscal 2007 will be sufficient to support the Company’s liquidity requirements through September 30, 2007, depending on operating results. Management believes that, despite the financial hurdles, it has under development a Strategic Plan, that if successfully executed, can significantly improve operating results and provide working capital that will enable the Company to meet its liquidity requirements through December 31, 2007.

13.	SUBSEQUENT EVENTS

In January 2007 shareholders executed warrants for 3,019,917 shares of stock receiving $150,996 of capital. In March 2007 the Company received $485,000 for 9,700,000 shares of preferred stock. The preferred stock has all the same attributes as the existing common stock.

In April 2007 the Company received a demand notice from the lien holder of the note relating to the Company’s building, due to past due payments. The notice allows for a cure period that runs through May 12, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Common Stock Awards	Total
B. Keith Parker, CEO	2006 2005	$ $	82,500 90,000		42,750 60,187	125,250 150,187

Paula Parker, Vice President and Secretary	2006 2005	$ $	45,000 60,000		28,500 40,125	73,500 100,125

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

(1)
Options to purchase 60,000 shares of common stock at $0.92 a share were awarded to these directors on January 19, 2006. The stock closed that day at $0.97 a share. On May 1, 2007 the stock closed at $0.035 a share.

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
	NO. OF		% OF
SUMMIT ENVIRONMENTAL CORP.	SHARES		CLASS
Doug Cox	6,038,884	(1)	19.8
12264 El Camino Real #400
San Diego, CA 92130

J. Don Jordan	2, 811,370	(2)	9.2
16610 Dallas Parkway, Suite 2100
Dallas, TX 75248

B. Keith Parker	2,175,905	(3)	7.1
P.O. Box 3402
Longview, TX 75606

Paula Parker	2,175,905	(4)	7.1
P.O. Box 3402
Longview, TX 75606

Dean Haws	780,000	(5)	2.6
P. O. Box 1071
Gilmer, TX 75644

James J. Roach	281,300	(6)	*
5107 SE Sweetbriar Terrace
Hobe Sound, FL 33455

Thomas J. Kenan	296,753	(7)	*
212 NW 18th Street
Oklahoma City, OK 73103

Mohsen Amiran	1,576,000	(8)	5.2
7420 Alban Station, Ste. B-208
Springfield, VA 22150

Wilton Dennis Stripling	2,012,550	(9)	4.3
8230 Walnut Hill Lane, Ste. 2212
Dallas, TX 75231

Officers and Directors	13,796,857		45.2
as a group (7 persons)

* Less than 1 percent.

(1)	Mr. Cox owns directly 5,172,167shares of common stock and is attributed the ownership of an additional 866,667 shares that underlie presently exercisable stock purchase warrants.

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

Date: May 7, 2007	SUMMIT ENVIRONMENTAL CORPORATION, INC.

	By:	/s/ Doug Cox
Doug Cox, Chief Executive Officer, and individually as a Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

/s/ Don Jordan
Date: May 7, 2007	Don Jordan, Chief Financial Officer,
Principal Accounting Officer, President
and individually as a Director

/s/ Dean Haws
Date: May 7, 2007	Dean Haws, Director

/s/ James J. Roach
Date: May 7, 2007	James J. Roach, Director

/s/ Thomas J. Kenan
Date: May 7, 2007	Thomas J. Kenan, Director

/s/ Mohsen Amiran
Date: May 7, 2007	Mohsen Amiran, Director

/s/ Wilton Dennis Stripling
Date: May 7, 2007	Wilton Dennis Stripling, Director

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